Form 10-K
period 2002-12-31
PENINSULA GAMING CORP; PENINSULA GAMING CO LLC
filed 2003-03-31
CIK 1096051, 1095997

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                        Commission File Number 333-88829


             Peninsula Gaming Company, LLC / Peninsula Gaming Corp. (Exact name of registrant as specified in its charter)


                Delaware                               42-1483875
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
             incorporation)

  3rd Street Ice Harbor, PO Box 1750,                  52004-1683
             Dubuque, Iowa
(Address of principal executive offices)               (Zip Code)

                                 (563) 583-7005
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12 (g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes __ No X

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

      All of the common equity interests of Peninsula Gaming Company, LLC (the "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.

================================================================================

                                TABLE OF CONTENTS

Part I

      ITEM 1.     BUSINESS...................................................1
      ITEM 2.     PROPERTIES................................................16
      ITEM 3.     LEGAL PROCEEDINGS.........................................17
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......18

Part II

      ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...............................19
      ITEM 6.     SELECTED FINANCIAL DATA...................................19
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................21
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............30
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................30

Part III

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............31
      ITEM 11.    EXECUTIVE COMPENSATION....................................32
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................34
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............36
      ITEM 14.    CONTROLS AND PROCEDURES...................................38

Part IV

      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................39

                                  Part I

ITEM 1  BUSINESS

Description of the Business

General

      We are wholly owned by Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP") and our sole managing member. Peninsula Gaming Corp. is our wholly owned subsidiary, has no assets or operations and was formed solely to facilitate the offering of our 12 1/4% Senior Secured Notes due 2006 (the "Peninsula Notes") in certain jurisdictions. OED Acquisition, LLC, a Delaware limited liability company ("OEDA"), is a wholly owned subsidiary formed on July 9, 2001 to facilitate the purchase of The Old Evangeline Downs, L.C., a Louisiana limited liability company whose name was later changed to The Old Evangeline Downs, LLC, a Delaware limited liability company ("OED"). OEDA currently owns 100% of the membership interests of OED. OED currently owns and operates the Evangeline Downs, a horse track in Lafayette, LA. The Old Evangeline Downs Capital Corp. is a wholly owned subsidiary of OED, has no assets or operations and was formed solely to facilitate the offering of OED's 13% Senior Secured Notes due 2010 with Contingent Interest (the "OED Notes") in certain jurisdictions. Unless otherwise specified herein, references to "us," "our," "we" or the "Company" shall mean Peninsula Gaming Company, LLC.

      Our address is 3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa 52004-1750, and our telephone number is (563) 583-7005.

The Diamond Jo

      We own and operate the Diamond Jo riverboat casino, one of only two licensed gaming operations in Dubuque, Iowa. We are organized in Delaware as a limited liability company and commenced operations upon our acquisition of the Diamond Jo riverboat casino on July 15, 1999.

      The Diamond Jo is a three-story, approximately 51,900 square foot riverboat casino, replicating a classic 19th century paddlewheel. The riverboat has the capacity for 1,390 patrons, features a spacious two-story atrium, and offers 729 slot machines and 17 table games in approximately 17,800 square feet of gaming space. Adjacent to the Diamond Jo is a two-story, approximately 33,000 square foot dockside pavilion, featuring our 142-seat capacity Lighthouse Grill restaurant, our 180-seat capacity High Steaks restaurant, our 25-seat capacity Club Wild players lounge and our 205-seat capacity Harbor View Room, a full service banquet facility. Approximately 1,100 convenient parking spaces are available to our patrons, including valet parking. The Diamond Jo is open seven days a week and functions primarily as a dockside riverboat with continuous boarding. The Diamond Jo is required by Iowa law to cruise at least 100 times per year, for a minimum of two hours per cruise, which we satisfy by conducting a two-hour cruise at 7:30 a.m. on weekdays during the spring and summer months.

      The Diamond Jo operates from, and the dockside pavilion is located in, the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque and is accessible from each of the major highways in the area. On average, more than 30,000 vehicles pass our site per day. We believe that the Diamond Jo is among the principal entertainment venues for residents in and around Dubuque. We share our dockside pavilion with the Spirit of Dubuque dinner-boat and the Dubuque County Historical Society, featuring a museum, historical exhibits, and an observation deck.

      Continued growth is also anticipated through locally funded development programs, including a redevelopment project in the Port of Dubuque, where the Diamond Jo is located, known as the America's River project. The America's River project is an estimated $188,000,000 project on a 90-acre site planned for the Dubuque riverfront that features a Mississippi River Discovery Center, education and conference center, a river walk and accompanying amenities, a riverfront hotel and indoor water park and conference center. This redevelopment project is designed to enhance the attractiveness of the Port of Dubuque as a community center and tourist destination.

      Operations

      Our business operations generate revenue from two main sources:

      Gaming Operations. We regularly adjust our overall game mix to appeal to our target market, based on, among other factors, the coin-in, hold percentage, location and age of our various slot machines. Approximately 85% of the Diamond Jo's gaming positions are slot machines. Since February 2002, we have increased the number of slot machines in the casino from 650 to 729 slot machines, all of which have bill validators. The slot machines include denominations ranging from $0.01 to $25.00, with more than 97% of the machines $1.00 or lower in denomination. Approximately 221 of our $0.02 and $0.05 machines have been converted to coin-free machines in connection with our recent upgrade of our slot tracking system. At any one time, approximately 15% to 20% of our slot machines are video poker, video keno, and other electronic games of skill. We currently replace or install conversion packages on approximately 10% of our slot machines each year. Conversion packages are installations of new glass, reels and, on occasion, other coin handling equipment to slot machines to update or replace the game and its appearance without replacing the entire machine. The authorization in Iowa of wide area progressives and networks of slot machines throughout several casinos resulting in higher jackpots has allowed us to further improve our product mix with the introduction of 4 linked slot machines. The 17 table games offered by the Diamond Jo include, 11 blackjack, two craps, one three-card poker, one roulette, one Caribbean Stud, and one Let-It-Ride, all primarily with low betting limits.

      Food and Beverage Operations. The food and beverage operations at the Diamond Jo include our 142-seat capacity Lighthouse Grill restaurant, our 180-seat capacity High Steaks restaurant and our 205-seat capacity Harbor View Room, a full service banquet facility.

      Business Strategy

      The Diamond Jo is the leading gaming facility in our market, having captured over half of Dubuque's casino gaming revenues since 1995, the casino's first full year of operations. We attribute our success to our competitive position and our unique local gaming operations, offering the most gaming positions and the only table games, video poker and video keno within 60 miles of Dubuque.

      We have developed marketing and promotional strategies designed to attract new customers and reward frequent gaming customers. Our tag line, "Where the River Runs Wild" appears in all our advertising, including billboard, print, radio, and television throughout the Dubuque area, as well as in our promotional offerings. In addition to our tag line, we have established core-marketing programs utilizing the "River Runs Wild" theme and have included this theme in naming our players' club and VIP lounge. We have used our theme to create core-marketing programs which have allowed us to continue to attract new customers as well as maintain loyalty within our existing customer base.

      We also believe in aggressively using the information in our customer database obtained through our electronic player tracking system to focus our marketing efforts on our most valued customers to help increase revenues from our existing customer base. With the help of this system, we can identify customers' habits, such as the day of the week, time of the day and dollar denominations our players' club members prefer to play. We can also store pertinent information for each member, including birthdays, favorite sports and music preferences. These customer preferences allow us to better define our members and give us the ability to improve our marketing efforts by tailoring our promotions and direct mail offers.

      Competition

      General. Riverboat gaming licenses in the State of Iowa are granted to a not-for-profit "qualified sponsoring organization" and can be issued jointly to a not-for-profit qualified sponsoring organization and a boat operator. The granting of new licenses requires regulatory approval, which includes, among other things, satisfactory feasibility studies. The Dubuque Racing Association is the not-for-profit qualified sponsoring organization that, pursuant to a contract between the parties, holds the excursion riverboat gaming license together with the Company as the boat operator.

      In 1998, the Iowa Racing and Gaming Commission adopted a rule that limits the number of riverboat gaming licenses in Iowa to ten, subject to limited exceptions, including licenses issued to purchasers of existing licensed facilities and licenses issued to replace an existing facility if its license is surrendered, not renewed, or revoked and prohibits the transfer of a license outside the county in which the riverboat operated on May 1, 1998. There are currently ten licensed riverboat gaming facilities operating in Iowa. The rule also prohibits existing licensees from increasing the number of gaming positions at their gaming facilities without prior gaming commission approval.

      The Dubuque gaming market borders other neighboring gaming markets. These neighboring markets include:

      (1)   Elgin and Aurora, Illinois to the east;

      (2)   Marquette,   Iowa  and  Native  American  gaming  in  Wisconsin  and
            Minnesota to the north;

      (3) Des Moines, Iowa and Native American gaming in Tama, Iowa to the west; and

      (4) Clinton, Iowa and the Quad Cities (Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois) to the south.

      We believe that the Diamond Jo competes only indirectly with gaming facilities in these neighboring markets.

      Dubuque. The Diamond Jo's principal competition is the Dubuque Greyhound Park, the only other licensed gaming facility in Dubuque. The Dubuque Greyhound Park, which opened its casino in 1995, is located three miles north of the Diamond Jo and offers 600 slot machines and live greyhound racing from May through October of each year with simulcasts from other greyhound tracks. The Dubuque Greyhound Park also offers, on a limited basis, simulcasts of horse races. The Dubuque Greyhound Park is owned and operated by the Dubuque Racing Association. As a not-for-profit organization, the Dubuque Racing Association distributes a percentage of its cash flow to the City of Dubuque and local charities.

      Legislation was enacted in 1999 in Illinois to provide for dockside gaming in Illinois, which dockside gaming is limited to ten licenses, nine of which are currently active. We believe that additional competitors are effectively precluded from entering our market due to constraints imposed by existing laws on the availability of gaming licenses.

      Employees

      We maintain a staff of approximately 400 to 425 full-time equivalent employees at the Diamond Jo, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

Recent Acquisition

      During 2002, the Company, indirectly through its wholly owned subsidiary OEDA, acquired 100% of the outstanding membership interests in OED through the following transactions:

      On June 27, 2001, BIM3 Investments, a Louisiana partnership and a 50% owner of OED membership interests, entered into an agreement to sell 50% of OED membership interests to PGP, our parent. The agreement was assigned by PGP to OEDA on October 23, 2001. On February 15, 2002, OEDA consummated the acquisition of 50% of the membership interests in OED and a one-half (1/2) interest in two promissory notes issued by OED in the aggregate principal amount of $10,909,244 (the "Old OED Notes"), for an aggregate purchase price of $15,000,000 (the "BIM3 Purchase").

      The source of funds for the BIM3 Purchase was $3,000,000 of cash on-hand and $12,000,000 of borrowings under the Company's credit facility with Foothill Capital Corporation. In connection with the BIM3 Purchase, the Company paid consent fees totaling $887,500 to holders of the Peninsula Notes.

      On June 25, 2002, PGP entered into an agreement with William E. Trotter, II ("Trotter") and William E. Trotter, II Family L.L.C., a Louisiana limited liability company ("WET2LLC") to acquire (i) the remaining 50% interest in the Old OED Notes owned by WET2, and (ii) the remaining 50% membership interest in OED owned by WET2LLC (the "Trotter Purchase"). On August 30, 2002, OEDA consummated the Trotter Purchase for a purchase price consisting of cash of $15,546,000 plus a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by the new casino to be located in St. Landry Parish for a period of ten years commencing on the date the casino opens to the public.

      The source of funds for the Trotter Purchase described above was (1) $8,450,000 of borrowings under OEDA's loan and security agreement with Foothill Capital Corporation entered into and assigned to OED on August 30, 2002 (the "Term Loan") and (2) proceeds from a $7,325,000 intercompany note issued by OEDA in favor of PGP due June 30, 2003 (the "PGP Note"). Additionally, in connection with the Trotter Purchase, OED and PGP issued, as joint obligors, a $4,500,000 note payable to Trotter (the "Trotter Note"), the proceeds of which were used to purchase the land on which the racino will be operated and to pay certain deferred financing costs and reimbursable expenses. The source of cash provided by PGP pursuant to the intercompany note relates to the proceeds from a $7,325,000 note payable issued by PGP in favor of WET2LLC due June 30, 2003 (the "WET2LLC Note"). For more information regarding the Term Loan, PGP Note, Trotter Note and WET2LLC Note, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

      We accounted for OEDA's acquisition of all the membership interests in OED as a purchase in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." The purchase price has been allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess has been recorded as goodwill and other intangible assets. As of December 31, 2002, we recorded goodwill of approximately $28.4 million related to the acquisition. We have not yet completed our evaluation of the intangible assets acquired and contingent liabilities assumed in the acquisition. This evaluation may result in adjustments to the purchase price allocation. Under the provisions of SFAS 142, goodwill and other intangible assets with indefinite lives arising from the acquisition will not be amortized but will be reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value.

      The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date. Third party valuations have been obtained for property and equipment.

                                                        (in thousands)
     Current assets                                       $  2,317
     Property and equipment                                  1,369
     Other assets                                            1,090
     Goodwill and other intangible assets                   28,393
                                                       -----------------
        Total assets                                        33,169

     Liabilities assumed                                    (2,623)
                                                       -----------------
     Purchase price                                      $  30,546
                                                       =================

The Old Evangeline Downs

      As a result of the above recent transaction, the Company, through its wholly owned subsidiary OED, currently owns and operates the Evangeline Downs. The Evangeline Downs is located five miles north of Lafayette off Interstate 49 and is comprised of a 94,200 square foot pari-mutuel wagering complex, an approximate 2,000-space parking lot, 7/8-mile dirt track and stables for approximately 1,000 horses. The complex features an approximate 750-seat grandstand, an approximate 3,000-person capacity apron and patio, an approximately 850-seat restaurant, four concession stands and four bars. The horse racetrack offers live thoroughbred and quarter horse races a minimum of 80 days a year from mid-April through Labor Day in September. The horse racetrack also offers simulcast wagering six days a week year-round.

      OED also operates an OTB in New Iberia, Louisiana, that offers simulcast pari-mutuel wagering, and an OTB in Port Allen, Louisiana, that offers video poker gaming and simulcast pari-mutuel wagering.

      Operations

      OED's business operations generate revenue from three main sources:

      Pari-Mutuel Operations. The pari-mutuel segment consists of pari-mutuel wagering on live thoroughbred and quarter horse races, from the middle of April through Labor Day in September. OED also offers a mixture of simulcast wagering six days per week. The two OTBs offer six days of pari-mutuel wagering on simulcast races. Pari-mutuel revenues are a function of wagering handle, or the total amount wagered, without regard to predetermined deductions. The total amounts wagered form a pool of funds from which winnings are paid based on odds determined solely by the wagering activity. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility, or with pre-set odds. The horse racetrack acts as a stakeholder for the wagering patron and deducts from the amounts wagered a gross commission. OED also generates revenue from simulcasting its races to other horse racetracks. The simulcast fees are determined by the contract agreed upon with the horse racetrack in question. Out of OED's live and simulcast commission revenues, OED is required by statute to pay taxes to the state of Louisiana.

      Food and Beverage Operations. The food and beverage operations at the main horse racetrack include a full service 850-seat clubhouse restaurant, four concession stands and four other bars. The two off-track betting parlors each include a kitchen that prepares short order food and a bar that serves alcoholic and non-alcoholic beverages.

      Gaming Operations. Currently, only the Port Allen OTB parlor operates video poker gaming. The machines are currently owned and operated by a third party. OED is currently expanding the Port Allen OTB from 18 to 100 video poker machines which will initially be operated by a third party until OED obtains a license. Under Louisiana's racing and off-track betting laws, OED has a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of OED's horse racetrack. This effectively gives OED the exclusive right, at its option, to operate OTBs within a 55-mile radius of OED's horse racetrack, provided that such OTBs are not also within a 55-mile radius of another horse racetrack.

      Gaming revenues represent net revenues from video poker gaming which is calculated by taking gross revenues from video poker gaming taken in by the third party operator, or the total amount wagered, net of winning patron payout, less: (i) franchise fees (22.5% of the net device revenue) to the Louisiana Office of State Police, (ii) fees paid to the machine owner (60% of the net device revenue less the franchise fees), and (iii) $100 fee per machine per month. The remaining amount is recorded as gaming revenue.

      Racino Development and Related Financing

      In 1997, the State of Louisiana passed the Pari-Mutuel Act, which permitted three of the four companies operating pari-mutuel wagering facilities in Louisiana which offer live horse racing to install slot machines at their horse racetrack facilities, subject to ratification by the voters of the individual parishes. The voters of Lafayette Parish, where OED's existing horse racetrack is located, have not approved the installation of slot machines at OED's horse racetrack facility. However, in October 1997 the voters of St. Landry Parish approved the operation of both slot machines and pari-mutuel wagering. Therefore, OED is currently developing a casino and pari-mutuel horse racetrack facility, or "racino," in nearby Opelousas, Louisiana within St. Landry Parish, which will replace OED's existing horse racetrack near Lafayette and where OED will be permitted to operate slot machines, in addition to conducting live horse racing. OED's approximately 532-acre racino site is located approximately 20 miles north of Lafayette, OED's primary market, at the intersection of Interstate 49 and U.S. Highway 190. On December 19, 2002, OED received a racing license to operate in St. Landry Parish, and on January 21, 2003, OED received a gaming license to operate slot machines at the racino, subject to customary conditions.

      OED has purchased all the necessary land to develop OED's racino. The total remaining cost to design, develop, construct, equip and open the racino is expected to be approximately $88.5 million. On February 26, 2003, OED consummated a private placement of $123.2 million principal amount of OED Notes. A portion of the net proceeds from this offering was used to repay certain existing indebtedness, including termination of the Term Loan and repayment of all outstanding borrowings thereunder. The balance of the net proceeds from the offering will be used (1) to fund (together with cash from operations and other available financing) the cost to design, develop, construct, equip and open the racino, (2) to pay the first three semi-annual payments of fixed interest on the OED Notes and (3) upon satisfaction of certain disbursement conditions, to fund potential cost overruns and contingency amounts with respect to the design, development, construction and equipping and opening of the racino. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the OED Notes.

      OED has entered into a bonded guaranteed maximum price contract for approximately $52.0 million with W.G. Yates & Sons Construction Company for the construction of the racino facility. The approximate $36.5 million remaining project budget includes the costs of equipment, additional land purchases, off-site improvements, cage cash, pre-opening expenses and development costs. Kitrell Garlock and Associates, AIA, Ltd., d/b/a KGA Architecture ("KGA Architects") has been retained as the racino architect. The design of the horse racetrack and related facilities has been sub-contracted by KGA Architects to Foehlich, Kow & Gong Architects. KGA Architects' project management subsidiary will administer the construction contract on OED's behalf. OED has also engaged Abacus Project Management, Inc. to act as the independent construction consultant, on behalf of the holders of OED Notes, who will certify the proper use of the portion of the net proceeds of the offering of the OED Notes to be used to develop the racino.

      The construction and development of the racino project is expected to be completed in two phases. During the first phase, OED will construct the casino and related casino amenities, which OED expects to open in March 2004, at a total remaining cost of $68.6 million. During the second phase, OED will construct the horse racetrack and related facilities for a total remaining cost of $19.9 million. OED expects to be prepared to begin scheduling live racing meets in December 2004. OED expects to continue to operate its existing horse racetrack until live racing meets are scheduled at the racino, at which time OED will cease operations at its existing horse racetrack.

      Competition

      Under current Louisiana law, there are a total of 15 riverboat gaming licenses and one land based casino license. In addition, pursuant to the Pari-Mutuel Act, three of the four existing pari-mutuel horse racetracks in Louisiana conducting live racing (including the Evangeline Downs) are permitted to install slot machines. The nearest horse racetrack that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is over 100 miles away. In addition, there are three Native American tribes operating casinos in Louisiana, the closest of which is located approximately 50 miles from its proposed facility. We believe, because of OED's close proximity to Lafayette and ease of access via major interstates and highways, that OED will be the primary source of gaming entertainment in its primary market of Lafayette. The nearest competitor to Lafayette is a Native American casino approximately 50 miles to the south of Lafayette, including several miles off the highway. Beyond that, patrons in Lafayette would need to drive approximately 50 miles to reach riverboat casinos in Baton Rouge or more than 70 miles to reach riverboat casinos in Lake Charles and Native American casinos in Marksville and Kinder. Because OED's competition in Marksville is inconveniently situated more than 20 miles off the highway, we believe that patrons of the Marksville casino may find the ease of highway access to its racino more convenient.

      OED plans to offer its patrons an experience at the racino that cannot be matched by its casino-only competitors. In addition to approximately 1,600 slot machines, OED will offer its guests live horse racing a minimum of 80 days per year and year-round simulcast pari-mutuel racing. Since only two other racinos are legislatively authorized in Louisiana, with the nearest located over 100 miles to the west, we believe that OED's entertainment offering will be unrivaled in both its primary market area of Lafayette and secondary markets, including Baton Rouge which is approximately 50 miles to the east.

      Employees

      OED currently employs approximately 145 employees. During its racing season, OED employs up to approximately 325 employees. We anticipate that when the racino opens OED will require approximately 600 additional employees. None of OED's current employees are covered by a collective bargaining agreement. OED has not experienced any labor problems resulting in a work stoppage, and we believe OED maintains good relations with its employees.

Regulatory Matters

      We and our subsidiaries are subject to regulation by the State of Iowa, the State of Louisiana and, to a lesser extent, by federal law. We and our subsidiaries are subject to regulations that apply specifically to the gaming and pari-mutuel industry, in addition to regulations applicable to businesses generally. Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. It is possible that the applicable requirements to operate an Iowa or Louisiana gaming facility will become more stringent and burdensome, and that taxes, fees and expenses may increase. It is also possible that the number of authorized gaming licenses in Iowa and Louisiana may increase, which would intensify the competition that we face. Our failure and the failure of OED to comply with detailed regulatory requirements may be grounds for the suspension or revocation of one or more of our respective licenses which would have a material adverse effect on our respective businesses.

      Iowa Riverboat Gaming Regulation

      Our Diamond Jo operations are subject to Chapter 99F of the Iowa Code and the regulations promulgate under that Chapter and the licensing and regulatory control of the gaming commission.

      Under Iowa law, the legal age for gaming is 21, and wagering on a "gambling game" is legal when conducted by a licensee on an "excursion gambling boat." An "excursion gambling boat" is a self-propelled excursion boat, and a "gambling game" is any game of chance authorized by the gaming commission. While dockside casino gaming is currently authorized by the gaming commission, a licensed excursion gambling boat is required to conduct at least one two-hour excursion cruise each day for at least 100 days during the excursion season to operate during the off-season. The excursion season is from April 1st through October 31st of each calendar year. The excursions conducted by the Diamond Jo during the 2002 cruising season satisfied the requirements of Iowa law for the conduct of off-season operations.

      The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." A "qualified sponsoring organization" is defined as a nonprofit corporation organized under
Iowa law, whether or not exempt from federal taxation, or a person or association that can show to the satisfaction of the gaming commission that the person or association is eligible for exemption from federal income taxation under ss.ss. 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal
Revenue Code. Such nonprofit corporation may operate the riverboat itself, or it may enter into an agreement with another boat operator to operate the riverboat on its behalf. A boat operator must be approved and licensed by the gaming commission. The Dubuque Racing Association, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and has served as the "qualified sponsoring organization" of the Diamond Jo since March 18, 1993. The Dubuque Racing Association subsequently entered into the Dubuque Racing Association operating agreement with Greater Dubuque Riverboat Entertainment Company, the previous owner and operator of the Diamond Jo, authorizing Greater Dubuque Riverboat Entertainment Company to operate riverboat gaming operations in Dubuque. The Dubuque Racing Association operating agreement was approved by the gaming commission on March 18, 1993. The term of the Dubuque Racing Association operating agreement expires on December 31, 2008. We assumed the rights and obligations of Greater Dubuque Riverboat Entertainment Company under the Dubuque Racing Association operating agreement.

      Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994 by referendum, including gaming conducted by the Diamond Jo. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. The next referendum is scheduled for 2010. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

      Proposals to amend or supplement Iowa's gaming statutes are frequently introduced in the Iowa state legislature. In addition, the state legislature sometimes considers proposals to amend or repeal Iowa law and regulations, which could effectively prohibit riverboat gaming in the State of Iowa, limit the expansion of existing operations or otherwise affect our operations. Although we do not believe that a prohibition of riverboat gaming in Iowa is likely, we can give no assurance that changes in Iowa gaming laws will not occur or that the changes will not have a material adverse effect on our business.

      The gaming commission adopted in 1998 a rule that prohibits licensees, including the Diamond Jo, from increasing the number of gaming positions without gaming commission approval. This approval is based on several factors, including whether the increase will:

      (1)   positively impact the community in which the licensee operates,

      (2)   result in permanent improvements and land-based developments, and

      (3) have a detrimental impact on the financial viability of other licensees operating in the same market.

      As a result of this rule, we may be unable to increase the number of gaming positions on the Diamond Jo.

      Substantially all of the Diamond Jo's material transactions are subject to review and approval by the gaming commission. All contracts or business arrangements, verbal or written, with any related party or in which the term exceeds three years or the total value of the contract exceeds $100,000 are agreements that qualify for submission to and approval by the gaming commission subject to certain limited exceptions. The agreement must be submitted within 30 days of execution and approval must be obtained prior to implementation unless the agreement contains a written clause stating that the agreement is subject to commission approval. Additionally, contracts negotiated between the Diamond Jo and a related party must be accompanied by economic and qualitative justification.

      We must submit detailed financial, operating and other reports to the gaming commission. We must file weekly gaming reports indicating adjusted gross receipts received from gambling games. Additionally, we must file annual financial statements covering all financial activities related to our operations for each fiscal year. We must also keep detailed records regarding our equity structure and owners.

      Iowa has a graduated wagering tax on riverboat gambling equal to five percent of the first one million dollars of adjusted gross receipts, ten percent on the next two million dollars of adjusted gross receipts and twenty percent on adjusted gross receipts of more than three million dollars. In addition, Iowa riverboats share equally in costs of the gaming commission and related entities to administer gaming in Iowa. For the fiscal year ended December 31, 2002, our share of such expenses was approximately $503,000. Further, the Diamond Jo pays to the City of Dubuque a fee equal to $.50 per passenger.

      If the gaming commission decides that a gaming law or regulation has been violated, the gaming commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations. In addition, renewal is subject to, among other things, continued satisfaction of suitability requirements.

      We are required to notify the gaming commission as to the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venture, trustee or any other person who has a beneficial interest of five percent or more, direct or indirect, in the Company. The gaming commission may also request that we provide them with a list of persons holding beneficial ownership interests in the Company of less than five percent. For purposes of these rules, "beneficial interest" includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The gaming commission may determine that holders of the Peninsula Notes, the Company's common membership  interests  and  preferred  membership  interests,  and PGP's  common membership interests and convertible preferred membership interests have a "beneficial interest" in us. The gaming commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest in the person includes or involves any person or entity which is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the gaming commission.

      If any gaming authority, including the gaming commission, requires any person, including a record or beneficial owner of the securities, to be licensed, qualified or found suitable, the person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining the license, qualification or finding of suitability. If a record or beneficial owner of any of the Peninsula Notes or any membership interest of PGP or the Company is required to be licensed, qualified or found suitable and is not licensed, qualified or found suitable by the gaming authority within the applicable time period, these Peninsula Notes or membership interests will be subject to regulatory redemption procedures. Peninsula Notes to be redeemed under a required regulatory redemption are redeemable by us, in whole or in part, at any time upon not less than 20 business days nor more than 60 days notice, or such earlier date as may be ordered by any governmental authority.

      As of the date of this report, the gaming commission has not required the security holders to apply for a finding of suitability to own the securities. However, the gaming commission could require a holder of the securities to submit an application in the future.

      Federal Regulation of Slot Machines

      We are required to make annual filings with the U.S. Attorney General in connection with the sale, distribution or operation of slot machines. We are currently in compliance with such filing requirements.

      Potential Changes in Tax and Regulatory Requirements

      In the past, federal and state legislators and officials have proposed changes in tax law, or in the administration of the laws, affecting the gaming industry. Regulatory commissions and state legislatures sometimes consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws or in the administration of the laws. The changes, if adopted, could have a material adverse effect on our financial results.

      Liquor Regulations

      The sale of alcoholic beverages by us in Iowa is or will be subject to the licensing, control and regulation by the liquor agencies, which include the City of Dubuque and the Alcoholic Beverage Division of the Iowa Department of Commerce. The applicable Iowa liquor laws allow the sale of liquor during legal hours which are Monday through Saturday from 6 a.m. to 2 a.m. the next day and Sunday from 8 a.m. to 2 a.m. on Monday.

      The sale of alcoholic beverages by OED in Louisiana is or will be subject to the licensing, control and regulation by the liquor agencies, which include the City of Carencro, City of New Iberia, Parish of West Baton Rouge, and the Office of Alcoholic and Tobacco Control of the Louisiana Department of Revenue. The applicable Louisiana liquor laws allow the sale of liquor during legal hours which are from 6 a.m. to 2 a.m. the next day, seven days a week.

      Subject to few exceptions, all persons who have a financial interest in us, by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, the liquor agencies. Persons who have a direct or indirect interest in any Iowa liquor license, other than hotel or restaurant liquor licenses, may be prohibited from purchasing or holding the Peninsula Notes. All licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have the full power to limit, condition, suspend or revoke any license or to place a liquor licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of our business. Many of our owners, officers and managers must be investigated by the liquor agencies in connection with our liquor permits. Changes in licensed positions must be approved by the liquor agencies.

      United States Coast Guard

      The Diamond Jo is also regulated by the United States Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel, including requirements that each vessel be operated by a minimum complement of licensed personnel, in addition to restricting the number of persons who can be aboard the boat at any one time. Our riverboat must hold, and currently possesses, a Certificate of Inspection and a Certificate of
Documentation from the United States Coast Guard. Loss of the Certificate of Inspection would preclude our use of the Diamond Jo as an operating riverboat. In addition, the riverboat is subject to United States Coast Guard regulations requiring periodic hull inspections. The United States Coast Guard, upon our request, allowed us to conduct an underwater hull inspection instead of the traditional out of water dry dock inspection. We completed the underwater inspection in March 2003. The underwater hull inspection did not result in any loss of services of the riverboat. We will be required to perform another hull inspection within 60 months from the date of the completion of the underwater hull inspection. At that time, we may again seek approval from the Coast Guard for an underwater hull inspection in order to avoid any loss of services of the riverboat.

      All of our marine employees employed on United States Coast Guard regulated vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to maritime law at certain times of the year, which, among other things, exempts those employees from state limits on workers' compensation awards. We maintain workers' compensation insurance in compliance with applicable Iowa law.

      The Maritime Transportation Security Act and Homeland Security.

      The Maritime Transportation Security Act was passed by the Congress of the United States and signed into law following the September 11 attacks. The Coast Guard recently completed a series of public hearings with regard to contemplated regulations pursuant to that Act. It is anticipated that the proposed regulations will be available for comment by mid-2003. It is not possible to predict the precise nature of the final regulations and their impact on upon access to our facility. Further, regulations pursuant to other homeland security continues to be discussed although there is nothing currently in effect that substantially negatively impacts our operations.

      The Shipping Act of 1916; The Merchant Marine Act of 1936

      The Shipping Act of 1916, and the Merchant Marine Act of 1936, and applicable regulations contain provisions which would prevent persons who are not citizens of the United States from holding in the aggregate more than 25% of our outstanding membership interests, directly or indirectly. The Company's and PGP's respective operating agreements contain prohibitions against any purchase or transfer of the Company's or PGP's respective membership interests to any person or entity if, following the purchase or transfer, more than 25% of the Company's membership interests are owned, directly or indirectly, by persons who are not citizens of the United States. Any such purchase or transfer in violation of the Company's or PGP's respective operating agreements is null and void, and the Company and PGP will not recognize the purchaser, transferee or purported beneficial owner as a direct or indirect holder of an interest in the Company or PGP, respectively, for any purpose. To the extent required by maritime laws, the managing member, managers and the officers of PGP and the Company must be citizens of the United States.

      Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act (the "Pari-Mutuel Act") and the Louisiana Horse Racing Act

      The Horse Racing Act has been in effect since 1968 and is the basis for the current statutory scheme regulating live and off-track betting for horse racing. The Horse Racing Act states, among other things, that certain policies of Louisiana with respect to horse racing are to encourage the development of horse racing with pari-mutuel wagering on a high plane; to encourage the development and ownership of race horses; to regulate the business of racing horses and to provide the orderly conduct of racing; to provide financial assistance to encourage the business of racing horses; and to provide a program for the regulation, ownership, possession, licensing, keeping, breeding and inoculation of horses.

      The Pari-Mutuel Act became effective on July 9, 1997 and provides for numerous controls and supervision over the operation of slot facilities and requires us to comply with complex and extensive requirements. Failure to adhere to these statutes and regulations will result in serious disciplinary action against us, including monetary fines and suspension or revocation of our licenses, once issued.

      The Pari-Mutuel Act allows only one facility in each of St. Landry Parish, Bossier Parish and Calcasieu Parish to be licensed to operate slot machines at a live horse racing facility. OED is presently the only "eligible facility" in St. Landry Parish under the Pari-Mutuel Act. The Pari-Mutuel Act requires (among other things) that two conditions be met prior to the opening and operation of a slot machine casino at a live racing venue. First, a parish-wide election must approve the operation. In 1997, voters in St. Landry Parish voted to approve the slot machine casino at the racino site. Secondly, the Pari-Mutuel Act requires that an appropriate tax be levied on the slot machine operation. In 2000, an 18.5% license tax was levied upon taxable net slot machine proceeds.

      The Pari-Mutuel Act also provides that the "designated gaming space" in any eligible facility cannot exceed 15,000 square foot, that the licensee will not allow underage gaming and that notice of toll-free telephone assistance for compulsive gamblers will be posted at the facility.

      The Pari-Mutuel Act requires that licensees supplement horse racing purses and pay certain other fees from slot machine proceeds. The Pari-Mutuel Act also levies taxes on the net slot machine proceeds. Licensees must pay fifteen (15%) percent of gross slot machine proceeds to supplement purses at their facilities, pay two (2%) percent to the Louisiana Thoroughbred Breeders Association and also pay one (1%) percent to the Louisiana Quarter Horse Breeders Association. In addition to these payments, OED will pay eighteen and one-half (18.5%) percent of the net slot machine proceeds (net of the payments described above) as state taxes and four (4%) percent as local taxes. The effective rate of total taxes and fees is therefore approximately 36.5%. Additionally, OED will also have to pay $0.25 to the Louisiana State Racing Commission for each patron attending a live race at our horse racetrack and all patrons at our OTBs.

      To remain an "eligible facility" under the Pari-Mutuel Act, OED must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings.

      The Louisiana State Gaming Control Board

      In 1996, Louisiana created the Louisiana Gaming Control Board, which was granted all of the regulatory authority, control and jurisdiction to license and monitor gaming facilities in Louisiana, including our planned racino. To receive a gaming license an applicant and its management must apply to the Louisiana Gaming Control Board and be investigated by the Louisiana State Police prior to licensing. The Louisiana Gaming Control Board and Louisiana State Police must determine that the applicant is suitable to conduct the gaming operations, including that the applicant (and its owners, officers, directors and key employees) is of good character, honesty and integrity, that its prior activities, reputation and associations pose no threat to the public interest or to the effective regulation of the industry and that the applicant is capable of conducting the operation of the slot machine facility. The Louisiana Gaming Control Board must also determine that the applicant has adequate financing from a source suitable and acceptable to the Louisiana Gaming Control Board.

      The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a five (5%) percent or greater equity or economic interest in the applicant will be required to be found suitable by the Louisiana Gaming Control Board. To receive a license the applicant must file an extensive application with the Louisiana Gaming Control Board, disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. An application for a finding of suitability of a person may be denied for any cause deemed reasonable by the Louisiana Gaming Control Board. Any other person who is found to have a material relationship to or a material involvement with a gaming company also may be required to be investigated in order to be found suitable or be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of a gaming company may be deemed to have such a relationship or involvement.

      If the Louisiana Gaming Control Board were to find a director, officer or key employee of an applicant unsuitable for licensing purposes or unsuitable to continue having a relationship with an applicant, the applicant would have to dismiss and sever all relationships with such person. The applicant would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a gaming employee permit which may be revoked upon the occurrence of certain specified events.

      An applicant must also demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by the laws and regulations in the State of Louisiana. Additionally, the applicant must submit plans and specifications of the gaming premises specifying the layout and design of the gaming space. Proof of tax compliance, both state and federal, is also required. This submission is followed by a thorough investigation by the regulatory authorities of the applicant, its business probity, the premises and other matters. An application for any gaming license, approval or finding of suitability may be denied for any cause that the regulatory authorities deem reasonable.

      OED received its gaming license to operate slot machines from the Louisiana Gaming Control Board on January 21, 2003. OED's license has a term of five years and is renewable for succeeding five year periods upon application for such renewal. The Louisiana Gaming Control Board retains absolute discretion over the right to renew such license upon the termination of its initial term.

      OED's gaming license authorizes the use of 15,000 square feet of designated gaming space. On February 18, 2003, OED submitted for approval its layout for the casino, which incorporated 1,631 slot machines. OED's layout was approved based on the type of machines which were all upright machines. Should OED change the manufacturer, type and/or design of its slot machines prior to installation, it must once again go before the Louisiana Gaming Control Board to obtain approval for the new machines. Once the machines are installed, they must be inspected by regulators and tested prior to the approval of their operation.

      Maintaining OED's gaming license is contingent in certain respects on the horse racetrack operations at OED's planned racino. First, OED's failure to complete construction of the horse racetrack at the racino or to establish a schedule of live racing meets at the new horse racetrack by January 21, 2005 will result in the cancellation of OED's gaming license. While Louisiana allows OED to operate slot machines at the racino prior to completion of the new horse racing facility and the commencement of live racing at the new horse racetrack, Louisiana gaming regulations and OED's gaming license require that the racino must be constructed and a schedule of live racing meets at the new horse racetrack be established by January 21, 2005, which is within two years from the date of the grant of OED's gaming license. Second, to maintain OED's gaming license, OED must remain an "eligible facility" under the Pari-Mutuel Act which includes having a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the new horse racetrack.

      Although OED has obtained a license to conduct slot machine operations, OED continues to be subject to ongoing monitoring and compliance requirements by the Louisiana Gaming Control Board and the Louisiana State Police. Regulations require OED to comply with rigorous accounting and operating procedures, including the submission of detailed financial and operating reports. OED's accounting records must include accurate, complete and permanent records of all transactions pertaining to revenue. Detailed ownership records must be kept on site available for inspection. All records must be retained for a period of five years. Audited financial statements are required to be submitted to the Louisiana State Police. Internal controls must be approved and in place beginning the first day of operation. These controls will include handling of cash, tips and gratuities, slot operations, count room procedures and management information systems. Each licensed facility is required by the Gaming Control Board to maintain cash or cash equivalent amounts on site sufficient to protect patrons against defaults in gaming debts owed by the licensee. In addition, licensees are be subject to currency transaction report regulations.

      OED must also strictly comply with mandated operating procedures and supply detailed reports disclosing such compliance. Regulation of a casino's methods of operations is extensive and will include substantially all aspects of our casino operation. Operating procedures that are subject to regulation include slot machine maintenance and operation, cash management and cash procedures, cage procedures, drop procedures, regulation of weapons in the casino, parking, access to the premises and records by regulators, gaming credit and advertising, surveillance and security standards, safeguards against underage gambling, compulsive gambling programs, physical layout and progressive jackpots.

      The Louisiana Gaming Control Board retains the power to suspend, revoke, condition, limit or restrict OED's license to conduct slot machine operations as a sanction for violating licensing terms or for any cause they deem reasonable. In addition, monetary fines for violations may be levied against OED, and its gaming operation revenues may be forfeited to the state under certain circumstances. Initial enforcement actions against a licensee are brought by the Louisiana State Police and are heard before an administrative law judge to whom the Louisiana Gaming Control Board has delegated decision making power. Either party may appeal the ruling of the administrative law judge before the full Louisiana Gaming Control Board. Either party may further appeal the ruling of the Louisiana Gaming Control Board in state court. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws or regulations, or their current interpretations, could have a material adverse effect on OED's business, financial condition and results of operations.

      The Louisiana Gaming Control Board has broad regulatory power over securities issuances and incurrence of indebtedness by gaming facilities. Substantially all loans, leases, private sales of securities, extensions of credit and similar financing transactions entered into by a licensee must be approved by the Louisiana Gaming Control Board.

      At any time, the Louisiana Gaming Control Board may investigate and require the finding of suitability of any shareholder or beneficial shareholder (and if the shareholder is a corporate or partnership entity, then the shareholders or partners of the entity), officer, partner, manager or director of a licensee if the Gaming Control Board believes such holder exercises a material influence over the licensee. Furthermore, all holders of more than a 5% interest in the licensee, or proposed purchasers of more than a 5% interest, are automatically investigated and are required to submit to suitability requirements of the Louisiana Gaming Control Board. Any sale or transfer of more than a 5% interest in any riverboat or slot project is subject to the approval of the Louisiana Gaming Control Board.

      Although the Pari-Mutuel Act does not specifically require debt holders to be licensed or to be found suitable, the Louisiana Gaming Control Board, in its sole discretion, may require the holders of debt securities to file applications and obtain suitability certificates from it. Furthermore, if the Louisiana Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability certificate will be required.

      Louisiana State Racing Commission

      Pari-mutuel betting and the conducting of live horse race meets in Louisiana are strictly regulated by the Louisiana State Racing Commission, which was created pursuant to the Horse Racing Act. The Racing Commission is comprised of ten (10) members and is domiciled in New Orleans, Louisiana. In order to be approved to conduct a live race meet and to operate pari-mutuel wagering (including off-track betting), an applicant must show, among other things: racing experience; financial qualifications; moral and financial qualifications of applicant and applicant's partners, officers and officials; the expected effect on the breeding and horse industry; and the expected effect on the State's economy.

      In 2000, OED received from the Louisiana State Racing Commission a license to conduct live race meets and to operate pari-mutuel wagering at its existing facility. The initial term of this license is ten years subject to renewal in 2010. On December 19, 2002, OED received approval to transfer its operations under its license from Lafayette Parish to St. Landry Parish for the racing season commencing in 2005. As a condition to the approval of our racing license, OED is required to offer pari-mutuel wagering in the defined casino gaming space at the time OED begins conducting slot machine gaming. OED's current plans for its new racino include monitors and other equipment to facilitate live and simulcast wagering within the casino area in compliance with this condition.

      The Louisiana State Racing Commission promulgates rules, regulations and conditions for the holding, conducting and operating of all race tracks in the state. Failure to adhere to these regulations may result in substantial fines or the suspension or revocation of our racing license. A revocation or suspension of the racing license would, in turn, result in the revocation or suspension of OED's gaming license to conduct slot machine operations. Any alteration in the regulation of these activities could have a material adverse effect on OED's operations.

      Other Regulations

      We and our subsidiaries are subject to federal, state and local environmental and safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Federal Water Pollution Control Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act, each as amended. We have not incurred, and do not expect to incur, material expenditures with respect to these laws.
There can be no assurances, however, that we will not incur material liability under these laws in the future.

ITEM 2.     PROPERTIES

      The gaming commission approved our application for a license to operate a gaming riverboat on May 20, 1999, effective upon the acquisition of the Diamond Jo. The properties we acquired upon consummation of the acquisition of the Diamond Jo are located within the historic Port of Dubuque on the west bank of the Mississippi River in Dubuque, Iowa. These properties consist of several parcels of real property previously owned by Harbor Community Investment. We own a fee interest in the dockside pavilion, consisting of approximately 33,000 square feet, a surface parking lot within close proximity to the dockside pavilion, and the walkway connecting the dockside pavilion to the ramp, which leads to where the Diamond Jo is moored.

      The Diamond Jo and its dockside facility are currently pledged as collateral with respect to the Peninsula Notes.

      In addition to the properties we purchased, we currently lease property used as surface parking consisting of approximately 194 parking spaces that are in close proximity to the Diamond Jo. This leased property is currently owned by the City of Dubuque and leased to the Dubuque Racing Association, which in turn subleases these properties to us. The sublease requires us to pay one dollar per year as rent. The terms of the Dubuque Racing Association lease with the City of Dubuque and our sublease with the Dubuque Racing Association have each been extended through December 31, 2008.

      We are also party to a parking agreement by and among the City of Dubuque, the Dubuque Racing Association, the Dubuque County Historical Society and the Spirit of Dubuque, which governs the use of additional parking spaces we currently use. This parking agreement gives our patrons the right to use the approximately 194 parking spaces currently subleased from the Dubuque Racing Association. The agreement also gives our patrons and employees the non-exclusive right to use approximately 633 additional parking spaces that are owned by the City of Dubuque and the Dubuque County Historical Society and are located in close proximity to the Diamond Jo. In exchange for these parking rights and the extension of the sublease with the Dubuque Racing Association, we are required, under some circumstances, to share costs of maintaining the subleased parking lots.

      During 2002, we indirectly through our wholly owned subsidiary OEDA, acquired 100% of the membership interests in OED, which owns and operates the Evangeline Downs. The Evangeline Downs is located five miles north of Lafayette, Louisiana and includes a 94,200 square foot pari-mutuel wagering complex and an adjacent 7/8-mile dirt track for live horse racing. OED also operates an OTB in New Iberia, Louisiana, that offers simulcast pari-mutuel wagering, and an OTB in Port Allen, Louisiana, that offers video poker gaming and simulcast pari-mutuel wagering.

      OED currently leases the land on which the pari-mutuel wagering complex and leasehold improvements are located. The ground lease annual rental is $0 per year and the lease term expires on the earlier of (i) December 31, 2004 or (ii) the first day the Company opens a new horse racetrack facility for business in St. Landry Parish, Louisiana. OED also leases the building in which its New Iberia OTB conducts operations for $5,000 per month.

      OED currently owns approximately 532 acres of land on which it plans to build the racino.

      See Item 1 "Business" for further information about the properties of the Company.

ITEM 3.     LEGAL PROCEEDINGS

      On November 8, 1994, the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. ("LHBPA") filed a lawsuit against all licensed horse racetracks in the State of Louisiana. The lawsuit alleged that LHBPA did not receive the appropriate share of net revenues from video poker devices located at licensed horse racetracks. In February 2003, OED entered into a settlement agreement with LHBPA for $1.6 million. The terms of the settlement agreement requires OED to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments due in March 2004 through 2006.

      On June 21, 2002, PGP filed a complaint with the United States District Court in the Western District of Louisiana (the "Trotter Complaint") alleging breach of contract by WET2LLC for failing to honor its previous agreement to, among other things, enter into a management services agreement with the Company for the management of the existing OED horse racetrack and the development and management of the racino project. However, in connection with the consummation of the Trotter Purchase (as discussed above), the Trotter Complaint was dismissed.

      Neither we nor our subsidiaries are a party to, and none of our nor our subsidiaries' property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Part II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

      There is no established public trading market for any of the Company's common equity securities.

      As of March 15, 2003, PGP was the only holder of record of the common equity of the Company. The Company paid distributions of $1,260,012, $1,760,908 and $1,917,551 in 2002, 2001 and 2000, respectively, to PGP in respect of (i) compensation for certain consulting and financial advisory services rendered by certain executive officers of PGP, (ii) board fees and expenses paid to the members of the board of managers of PGP, and (iii) tax, accounting, legal and administrative costs and expenses of PGP.

ITEM 6.     SELECTED FINANCIAL DATA

      The following table represents selected financial data of the Company or its predecessor companies, Greater Dubuque Riverboat Entertainment Company and Harbor Community Investment, L.C., for the five years ended December 31, 2002.

      The selected historical financial data for the five years ended December 31, 2002 are derived from audited financial statements of the Company or its predecessor combined companies. The Company acquired the operations of the predecessor companies on July 15, 1999. The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's financial statements and the related notes included elsewhere in this document.

      As set forth in the table below, the amount of non-recurring expenses consists of non-recurring charges related to sale of business and litigation involving the prior owners of the Diamond Jo and Greater Dubuque Riverboat Entertainment Company as well as organizational costs and severance expenses incurred by the Company during the period July 15, 1999 (date of inception) to December 31, 1999. For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and bond discount, preferred member distributions and minority interest. The Company's ratio of earnings to fixed charges for the period from July 15, 1999 (date of inception) to December 31, 1999 would have been 1.1x if the start-up and organizational costs expensed during this period were excluded.

                                                                             Peninsula
                                                                               Gaming
                               Peninsula Gaming Company           Pro Forma    Company       Predecessor Companies
                               ------------------------           ---------    -------       ---------------------
                                                                              Period from     Period from
                                                                                July 15,       January 1,
                                                                                1999 to       1999 to
                                                                                December         July
                             2002          2001        2000          1999       31,1999        14, 1999       1998
                             ----          ----        ----          ----       -------        --------       ----
                                                       (Dollars in thousands)
Statement of Operations Data
Revenues:
Casino                    $  48,262    $  47,710    $  45,519    $  44,916    $  21,153    $  23,763    $  44,167
Racing                       10,279
Food and beverage             3,886        2,745        2,663        2,643        1,235        1,408        2,469
Other                           145          132          169          243          122          121          290
Less:  Promotional
   allowances                (2,615)      (2,470)      (2,599)      (1,927)      (1,017)        (910)      (1,802)
                             ------       ------       ------       ------       ------         ----       ------
Net revenues                 59,957       48,117       45,752       45,875       21,493       24,382       45,124

Expenses:
Casino                       20,555       20,375       19,517       18,399        8,599        9,800       17,850
Racing                        7,881
Food and beverage             3,820        2,857        2,856        2,808        1,328        1,480        2,460
Boat operations               2,296        2,259        2,242        2,100          991        1,109        2,176
Other                            27           22           37           37           16           21           54
Selling, general and
   administrative             8,278        6,681        6,459        7,383        3,736        3,647        6,477
Depreciation and
   amortization               2,950        3,963        3,571        2,698        1,541        1,157        1,895
Litigation settlement         1,600
Referendum                      771
State of Wisconsin
   government relations          55          147
Non-recurring expenses                                               5,005        3,134        1,871          928
                             ------       ------       ------       ------       ------         ----       ------
Total expenses               48,234       36,304       34,682       38,430       19,345       19,085       31,840

Income From
   Operations                11,723       11,813       11,070        7,445        2,148        5,297       13,284
Other income (expense)
Interest income                  46          184          434          231          155           76          142
Interest expense            (11,888)      (9,640)      (9,507)      (4,714)      (4,383)        (331)      (1,142)
Loss on sale of assets           (8)        (152)        (122)        (166)         (68)         (98)         (74)
                             ------       ------       ------       ------       ------         ----       ------
Total other expense         (11,850)      (9,608)      (9,195)      (4,649)      (4,296)        (353)      (1,074)

Preferred member
   distributions               (373)        (386)        (630)        (289)        (289)
Minority interest              (232)
                             ------       ------       ------       ------       ------         ----       ------
Net income (loss) to
   common interests       $    (732)   $   1,819    $   1,245    $   2,507    $  (2,437)   $   4,944    $  12,210
                          =========    =========    =========    =========    =========    =========    =========

Ratio of earnings to
   fixed charges               0.9x         1.2x         1.1x                       .5x        13.5x        10.8x




                                                                             Peninsula
                                                                               Gaming
                               Peninsula Gaming Company           Pro Forma    Company       Predecessor Companies
                               ------------------------           ---------    -------       ---------------------
                                                                              Period from     Period from
                                                                                July 15,       January 1,
                                                                                1999 to       1999 to
                                                                                December         July
                             2002          2001        2000          1999       31,1999        14, 1999       1998
                             ----          ----        ----          ----       -------        --------       ----
                                                       (Dollars in thousands)
Other Data
Cash flows from
   operating activities   $  11,784    $   7,250    $   4,951                 $   2,475    $   6,134    $  14,638
Cash flows from
   investing activities     (37,790)      (2,816)      (2,409)                  (68,611)          80       (1,793)
Cash flows from
   financing activities     (28,993)      (5,273)      (2,099)                   74,055       (8,277)     (12,806)
Distributions to
   common members             1,260        1,761        1,918                       286        5,258        7,027


Balance Sheet Data:           2002         2001         2000                       1999                      1998
                              ----         ----         ----                       ----                      ----
Current assets            $  12,160    $   8,034    $   9,134                 $   8,765                 $   6,767
Total assets                126,448       84,374       86,788                    88,175                    29,252
Current liabilities          35,358        3,964        3,533                     4,370                     8,133
Total debt                  102,944       70,860       70,764                    70,680                     9,822
Preferred member
   interest, redeemable       4,000        4,000        7,000                     7,000
Total members' equity         3,671        5,663        5,604                     6,277                    16,697

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our "Selected Financial Data" and the financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

      Some statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

      o the availability and adequacy of our cash flow to satisfy our obligations, including payment of the Peninsula Notes and additional funds required to support capital improvements and development,

      o economic, competitive, demographic, business and other conditions in our local and regional markets,

      o changes or developments in the laws, regulations or taxes in the gaming and horse racing industry,

      o actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

      o changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements,

      o the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis,

      o the termination of our operating agreement with the Dubuque Racing Association, Ltd. or the failure of the Dubuque Racing Association, Ltd. to continue as our "qualified sponsoring organization,"

      o     the loss of our  riverboat  casino or land-based  facilities  due to
            casualty,   weather,   mechanical   failure  or  any   extended   or
            extraordinary maintenance or inspection that may be required,

      o     potential   exposure  to  environmental   liabilities,   changes  or
            developments in the laws, regulations or taxes in the gaming or horse racing industry or a decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with a new venture,

      o adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of OED,

      o other factors discussed in our other filings with the Securities and Exchange Commission.

Results of Operations

      The following discussion of the results of operations is presented for the years ended December 31, 2002, 2001 and 2000.

2002 Compared to 2001

      Net revenues increased 24.6% to $60.0 million for 2002 from $48.1 million for 2001 primarily due to net revenues from OED of $11.3 million and an increase in the Diamond Jo's casino revenues of $0.6 million. This increase in casino revenue is due to an increase in slot revenue of 3.8%, or $1.6 million for 2002 compared to 2001. This increase in slot revenues was a result of an increased marketing focus on the addition of new players club members as well as on targeting players club promotions towards more profitable market segments and an increase in the number of slot machines on the gaming floor. This increase in slot revenues was offset by a decrease in table games revenue at the Diamond Jo of $1.0 million. This decrease was a direct result of a 0.9 percentage point decrease in our table game hold percentage and a 10.4% decrease in table game drop.

      Casino gaming win in the Dubuque market increased 2.8% to $88.7 million for 2002 from $86.3 million for 2001. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Our share of the Dubuque market casino gaming win decreased slightly to 54.4% for 2002 from 55.3% for 2001. This decrease is attributed to a decrease in our table game revenue as discussed above. Our casino revenues increased 1.2% to $48.3 million for 2002 from $47.7 million for 2001. This increase is due to an increase in slot revenue offset by a decrease in table game revenues as discussed above. Casino revenues were derived 87.8% from slot machines and 12.2% from table games for 2002 compared to 85.6% from slot machines and 14.4% from table games for 2001.
Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 4.0% to $157 for 2002 from $151 for 2001. Admissions to the casinos in the Dubuque market increased slightly to 1,959,709 for 2002 from 1,946,326 for 2001. For 2002, our share of the Dubuque market casino admissions decreased to 50.5% from 51.7% for 2001. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments during 2002 compared to 2001. Our admissions at the Diamond Jo for 2002 decreased slightly to 989,865 for 2002 from 1,006,237 for 2001. For 2002 our casino win per admission at the Diamond Jo increased 2.8% to $48.76 from $47.41 for 2001.

      Racing revenues of $10.3 million related solely to revenues at OED for the period February 15, 2002 (date of acquisition) to December 31, 2002. Net food and beverage revenues, other revenues and promotional allowances increased to $1.4 million for 2002 from $0.4 million for 2001 due to food and beverage revenues at OED of $1.0 million.

      Casino operating expenses at the Diamond Jo increased slightly to $20.6 million for 2002 from $20.4 million for 2001 due mainly to an increase in gaming taxes paid as a result of an increase in gaming revenues of $106,000 and an increase in the state admission fee imposed by the State of Iowa of $98,000. Racing expenses at OED were $7.9 million for the period February 15, 2002 (date of acquisition) to December 31, 2002. Food and beverage expenses increased to $3.8 million for 2002 from $2.9 million for 2001 due primarily to food and beverage expenses from OED of $0.9 million. Boat operation expenses and other expenses were $2.3 million for 2002 and 2001. Selling, general and administrative expenses increased to $8.3 million for 2002 from $6.7 million for 2001. This increase in such expenses resulted from selling, general and administrative expenses at OED of $1.0 million, an increase in legal expenses of $301,000 (resulting primarily from a credit of $230,000 in legal expense during the prior year), and an increase in management bonuses of $284,000. Depreciation and amortization expenses decreased 25.6% to $3.0 million for 2002 from $4.0 million for 2001. This decrease is due to adoption of SFAS 142 which provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Goodwill amortization during 2001 was approximately $1.4 million. This decrease was offset by an increase in depreciation at the Diamond Jo of $0.2 million and at OED of $0.2 million. Litigation settlement of $1.6 million relates to OED's settlement with the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. in February 2003. Although the settlement occurred after the date of the financial statements, Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" requires the Company to accrue the loss contingency during 2002. During 2002, the Company incurred various advertising, promotional and other referendum related expenses totaling $771,000 to promote the approval of continued gaming on riverboats in Dubuque County. During 2002, the Company incurred expenses of $55,000 related to a governmental relations services agreement with respect to gaming issues and developments in the State of Wisconsin which might affect the Company and its gaming operations. The Company does not plan to incur any additional expenses to provide such governmental relations services relative to the State of Wisconsin.

      Net interest expense increased 25.2% to $11.8 million for 2002 from $9.5 million for 2001. This increase is due to an increase in interest expense of $1.2 million associated with our senior credit facility with Foothill Capital Corporation providing for commitments of up to $12.5 million which mature in 2005, $12.0 million of which was drawn down by the Company on February 15, 2002 to consummate an investment in OED and net interest expense at OED of $1.1 million.

2001 Compared to 2000

      Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park during 2001 and 2000. Casino gaming win in the Dubuque market increased 6.1% to $86.3 million in 2001 from $81.3 million in 2000. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Admissions to casinos in the Dubuque market decreased slightly to 1,946,326 in 2001 from 1,960,915 in 2000. We believe this decrease is primarily attributable to the Diamond Jo's targeted use of marketing dollars directed primarily towards more profitable market segments and one less gaming day during 2001 compared to 2000. During 2001, our share of the Dubuque market casino admissions decreased to 51.7% from 53.9% in 2000. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments during 2001 compared to 2000. Our share of the Dubuque market casino gaming win decreased to 55.3% in 2001 from 56.0% in 2000. This decrease is attributed to a decrease in our table game revenue of $1,343,000, resulting from a 9.2% decrease in our table game hold percentage to 19.8% in 2001 from 21.8% in 2000, as well as the elimination of live poker games which accounted for approximately $315,000 in table game revenue during 2000.

      Net revenues increased 5.2% to $48.1 million in 2001 from $45.8 million in 2000, primarily due to an increase in our casino revenue of $2.2 million. This increase in casino revenue is due to an increase in our slot revenue of 9.5%, or $3.5 million in 2001 compared to 2000. This increase was a result of an increased marketing focus to attract new players club members as well as targeting players club promotions toward specific market segments. This increase was offset by a decrease in table games revenue of $1.3 million. This decrease was a direct result of a 2.0 percentage point decrease in our table game hold percentage and the elimination of live poker games which accounted for approximately $315,000 in table game revenue during 2000. Our admissions during 2001 decreased 4.8% to 1,006,237 from 1,057,386 in 2000. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments, the elimination of live poker and one less gaming day during 2001 compared to 2000. During 2001, our win per admission per day increased 10.1% to $47.41 from $43.05 in 2000. Consistent with an increase in net revenue, our win per gaming position per day increased 9.4% to $150.59 in 2001 from $137.68 in 2000. Our casino revenues increased 4.8% to $47.7 million in 2001 from $45.5 million in 2000. Based on revenues reported to the Iowa Racing and Gaming Commission, this percentage increase is above the average among riverboat casinos in the State of Iowa whose overall average casino revenues increased only 3.0% during 2001 compared to 2000. Casino revenues were derived 85.6% from slot machines and 14.4% from table games in 2001, compared to 81.9% from slot machines and 18.1% from table games in 2000. Net food and beverage revenues, other revenues and promotional allowances increased slightly to $0.4 million in 2001 from $0.2 million in 2000.

      Casino operating expenses increased 4.4% to $20.4 million in 2001 from $19.5 million in 2000. This increase was due primarily to an increase in gaming taxes of $515,000 primarily due to increased gaming revenue and an increase in slot lease expense of $458,000. Food and beverage expenses, boat operation expenses and other expenses were substantially unchanged. Selling, general and administrative expenses increased 3.4% to $6.7 million in 2001 from $6.5 million in 2000 due primarily to an increase in marketing promotions and advertising of $191,000. Depreciation and amortization expenses increased

11.0% to $4.0 million in 2001 from $3.6 million in 2000 due primarily to the construction of a new restaurant and VIP room in the land based pavilion during the first quarter of 2001. During 2001, the Company incurred expenses of $147,163 related to a governmental relations services agreement with respect to gaming issues and developments in the State of Wisconsin which might affect the Company and its gaming operations. Additional expenses related to this agreement totaling $55,000 were charged to operating expenses through the first half of 2002 at which time the agreement for such governmental relations services expired.

      Net interest expense increased 4.2% to $9.5 million in 2001 from $9.1 million in 2000 due primarily to a decrease in interest income of $250,000, which is a direct result of a decrease in short-term interest rates in 2001 compared to 2000, and an increase in interest expense of $95,000 in amortization of deferred financing costs related to the senior secured credit facility entered into by the Company in March of 2001.

Liquidity and Capital Resources

      At December 31, 2002, we had outstanding current debt of $20.7 million, outstanding long-term debt of approximately $82.2 million and total members' equity of $3.7 million.

Financing Activities

      On July 15, 1999, we completed the private placement of $71 million aggregate principal amount of the Peninsula Notes. The Peninsula Notes bear interest at a rate of 12 1/4% per year which is payable semi-annually on January 1 and July 1 of each year. The Peninsula Notes are secured by all of our current and future tangible and intangible assets (with the exception of certain excluded assets). The Peninsula Notes, which mature on July 1, 2006, are redeemable at our option, in whole or in part at any time or from time to time, on and after July 1, 2003 at certain specified redemption prices set forth in our indenture governing these Peninsula Notes. The indenture governing the Peninsula Notes contains a number of restrictive covenants and agreements, including covenants that limit our ability to, among other things: (1) incur more debt; (2) pay dividends, redeem stock or make other distributions; (3) issue stock of subsidiaries; (4) make investments; (5) create liens; (6) enter into transactions with affiliates; (7) merge or consolidate; and (8) transfer or sell assets. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding Peninsula Notes may declare all unpaid principal and accrued interest on all of the Peninsula Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of Peninsula Notes will have the right to require us to purchase all or a portion of such holder's Peninsula Notes pursuant to the offer described in the indenture at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

      The Peninsula Notes are guaranteed by all of our existing and future restricted subsidiaries, other than OED and its subsidiaries. OED and The Old Evangeline Downs Capital Corp. have been designated as unrestricted subsidiaries under the indenture governing the Peninsula Notes.

      On March 12, 2001, the Company entered into a Loan and Security Agreement (the "Credit Agreement") with Foothill Capital Corporation providing for commitments of up to $10 million which mature in 2005. The outstanding loans will bear interest at a rate equal to (a) the LIBOR rate plus 3.00% with respect to LIBOR rate loans and (b) the base rate plus 0.75% with respect to base rate loans, provided that the outstanding obligations shall not at any time bear interest at a rate per annum less than 8.50%. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets (which assets also secure the Company's obligations under the Peninsula Notes). The Credit Agreement contains a number of restrictive covenants and agreements similar to (and in certain cases more restrictive than) those contained in the indenture governing the Peninsula Notes, including a minimum earnings requirement of maintaining EBITDA of at least $10 million as of the end of each fiscal quarter (calculated based upon the immediately preceding 12 month period), and certain events of default customary for senior secured credit facilities. Under the Credit Agreement, EBITDA is defined as consolidated net earnings (or loss), minus extraordinary gains, plus interest expense, income taxes, and depreciation and amortization. On February 15, 2002, the Company amended its credit facility to increase aggregate commitments under its revolver to $12,500,000. In October 2002, the Company further amended its credit facility which requires the Company to begin making principal payments on outstanding borrowings of $50,000 per month beginning in October 2002 and continuing through February 2005. In addition, the maximum available funds under the facility are required to be reduced by the amount of each principal repayment. At December 31, 2002, the Company had borrowings outstanding under the Credit Agreement of $11,850,000.

      On August 30, 2002, OEDA entered into the Term Loan with Foothill Capital Corporation providing for borrowings of $8,450,000 million. Borrowings under the Term Loan bear interest at a rate equal to Prime + 3.75%, subject to a minimum rate of 7.5% (interest rate of 8.0% at December 31, 2002). The Term Loan contained, among other things, covenants, representations and warranties and events of default customary for loans of this type, including, but not limited to certain requirements relative to the financing, construction and development of the racino project and a minimum EBITDA maintenance covenant. Under the Term Loan, EBITDA was defined as consolidated net earnings (or loss), excluding extraordinary gains or losses, plus interest expense, income taxes, and depreciation and amortization. The obligations under the Term Loan were secured by substantially all of OED's assets and guaranteed by PGP. In addition, the Term Loan required OED to make principal payments of $50,000 per month beginning October 1, 2002. At December 31, 2002, OED had borrowings outstanding under the Term Loan of $8,300,000. On February 26, 2003, a portion of the net proceeds of the offering of the OED Notes was used to terminate the Term Loan and repay all outstanding borrowings thereunder.

      On August 30, 2002, OEDA issued a $7,325,000 note in favor of PGP due June 30, 2003 (the "PGP Note"). The source of cash provided by PGP pursuant to the PGP Note relates to the proceeds from a $7,325,000 note payable issued by PGP in favor of William E. Trotter, II Family, LLC due June 30, 2003 (the "WET2LLC Note"). The PGP Note and the WET2LLC Note bear interest at a rate of 7% until January 31, 2003, thereafter at a rate of 8% until February 28, 2003, thereafter at a rate of 9% until March 31, 2003 and thereafter at a rate equal to the greater of (1) 12% or (2) the fixed interest rate on indebtedness evidenced by a note offering consummated by OED to finance the racino project. On February 26, 2003, a portion of the net proceeds of the offering of the OED Notes was used to repay all outstanding borrowings under the PGP Note (the proceeds of which in turn paid off the WET2LLC Note).

      On August 30, 2002,  OED and PGP, as joint  obligors,  issued a $4,500,000 note in favor of William E. Trotter, II due June 30, 2003 and bearing interest at a rate of 7% until March 31, 2003 and thereafter at a rate equal to the greater of (1) 12% or (2) the fixed interest rate on indebtedness evidenced by a note offering consummated by OED to finance the racino project (the "Trotter Note"). On February 26, 2003, a portion of the net proceeds of the offering of the OED Notes was used to repay all outstanding borrowings under the Trotter Note.

      On February 26, 2003, OED completed a private placement of $123.2 million aggregate principal amount of OED Notes. The OED Notes bear interest at a rate of 13% per year which is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2003. Contingent interest is payable after the casino portion of the racino begins operating on the terms set forth in the indenture governing the OED Notes. The OED Notes are secured by a security interest in substantially all of OED's (and OED's subsidiary guarantors') current and future assets (other than equipment secured by equipment financing and certain other excluded assets) and a pledge by OEDA of OED's equity interests. We are not a guarantor under the OED Notes, and none of our assets or properties secure the obligations of OED under the OED Notes.

      OED used the net proceeds from the sale of the OED Notes to (a) repay the then existing indebtedness under the Term Loan, the PGP Note, the WET2LLC Note and the Trotter Note, (b) fund (together with cash from operations and other available financing) the design, construction, development, equipping and opening costs of the racino and (c) fund the first three payments of fixed interest on the OED Notes. OED deposited the net proceeds from the offering of the OED Notes, after repaying certain existing indebtedness, into construction disbursement, interest reserve and completion reserve accounts, from which funds will be periodically withdrawn. These accounts are pledged as security for the OED Notes.

Cash Flows from Operating, Investing and Financing Activities

      Our level of indebtedness will have several important effects on our future operations, including, but not limited to, the following: (1) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness; (2) the financial covenants contained in certain of the agreements governing our indebtedness will require us to meet certain financial tests and may limit our ability to borrow additional funds or to dispose of assets; (3) our ability to obtain additional financing in the future for working capital, capital expenditures, or general corporate purposes may be impaired; and (4) our ability to adapt to changes in the casino gaming and horse racing industries and to economic conditions in general could be limited.

      We generated $11.8 million in cash flows from operations in 2002, which consisted of a net loss of $0.7 million increased by non-cash charges of $4.8 million, principally depreciation and amortization and amortization of deferred financing costs, and an increase in working capital of $7.7 million. The change in working capital is primarily comprised of an increase in accrued expenses of $5.5 million, an increase in litigation settlement payable of $1.6 million and an increase in restricted cash of $0.6 million. The increase in accrued expenses is due to an increase in accrued interest related to the Peninsula Notes of $4.3 million., an increase in accrued referendum related costs of $0.5 million, an increase in accrued preferred member distributions of $0.4 million and an increase in accrued interest related to the Term Loan, PGP Note and WET2 Note at OED of $0.3 million.

      Cash flows used in investing activities in 2002 was $37.8 million, including $29.3 million for the purchase of OED (net of cash acquired), $5.3 million for the purchase of land at St. Landry Parish (the future site of the racino project) and architecture fees associated with the racino project, approximately $1.5 million in development costs related to the OED acquisition and related to OED's racing and gaming license, and cash outflows of approximately $1.7 million used for capital expenditures in 2002 (mainly related to the purchase of new slot machines and an upgrade to our current slot tracking system in an effort to improve the gaming experience of our patrons). Capital expenditures were $1.6 million and $2.4 million for the years ended December 31, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $1.6 million for the year ended December 31, 2003.

      Cash flows from financing activities in 2002 of $29.0 million reflects the proceeds of a $12.0 million borrowing under the Credit Agreement, proceeds of an $8.5 million borrowing under the Term Loan, proceeds from the issuance of the $7.3 million PGP Note and proceeds from the issuance of the $4.5 million WET2 Note. These proceeds were offset by deferred financing costs paid of $1.7 million, including consent fees totaling $887,500 paid to holders of the Peninsula Notes and $700,000 paid to Foothill Capital Corporation under the Term Loan, member distributions of $1.3 million and aggregate principal payments on borrowings under the Credit Agreement and the Term Loan of $0.3 million.

      We believe that cash on hand and cash generated from operations will be sufficient to satisfy our working capital and capital expenditure requirements, repay borrowings under the Credit Agreement, and satisfy our other current debt service requirements (which do not include the Term Loan, the PGP Note or the Trotter Note, which obligations were paid in full in February 2003 from proceeds related to the issuance of the OED Notes). However, we cannot assure you that this will be the case. If cash on hand and cash generated from operations are insufficient to meet these obligations, we may have to refinance our debt or sell some or all of our assets to meet our obligations. We cannot assure you that we would be able to obtain such financing or sell any or all assets on commercially reasonable terms or at all.

Contractual Obligations and Contingent Liabilities and Commitments

      The Company's future contractual obligations related to long-term debt, capital leases and operating leases at December 31, 2002 were as follows (in millions of dollars):

                                           Payments due by Period
                                           ----------------------
                                              Less Than   1-3
 Contractual Obligations             Total     1 Year    Years   4-5 Years
 -----------------------             -----     ------    -----   ---------

 Long-Term Debt                     $103.0       $20.7   $11.3    $71.0
 Capital Lease Obligations             0.5          -      0.5      -
 Operating Leases                      1.2         0.4     0.8      -
                                    ------       -----   -----    -----
 Total Contractual Cash
   Obligations                      $104.7       $21.1   $12.6    $71.0

Off-Balance Sheet Transactions

      The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonable likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Inflation

      Our Iowa gaming operations are subject to seasonal fluctuations, which are typically weaker from November through February as a result of adverse weather conditions, and typically stronger from March through October. Our Louisiana operations are also subject to seasonal fluctuations, which is usually stronger during live racing season which runs from April through September. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

Recent Accounting Pronouncements

      SFAS No. 142 "Goodwill and Other Intangible Assets" - Statement of Financial Accounting Standards ("SFAS") No. 142 provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This new pronouncement also amends ARB No. 51 "Consolidated Financials Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002, did not have any impact on our financial position or results of operations for the year ended December 31, 2002.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS No. 146 to have a material effect on the Company's results of operations or financial position.

Critical Accounting Policies

      The  preparation  of financial  statements in accordance  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to these policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We and our subsidiaries operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimations. We also made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain market risks which are inherent in our financial instruments which arise from transactions entered into in the normal course of business. Market risk is the risk of loss from adverse changes in market prices and interest rates. Neither we nor our subsidiaries currently utilize derivative financial instruments to hedge market risk. Also, neither we nor our subsidiaries hold or issue derivative financial instruments for trading purposes.

      We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under our senior credit facilities. As of December 31, 2002, we and our subsidiaries had $11.9 million in borrowings under the Credit Agreement and $8.3 million in borrowings under the Term Loan (which was subsequently paid off in February 2003). We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming we borrow the maximum amount allowed under the Credit Agreement as of March

2003 of $12.2 million, if market rates of interest on such variable rate debt increased by one percentage point, the estimated annual market risk exposure under our senior credit facility would be approximately $0.1 million.

      We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowing. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate debt borrowings which are subject to interest rate risk (dollars in millions):

Description              Contract Terms     Interest Rate    Cost     Fair Value
-----------              --------------     -------------    ----     ----------
Senior Secured Notes    Due July 1, 2006    12 1/4% Fixed    $71.0       $72.4*

* Represents fair value as of March 21, 2003 based on information provided by the Company's investment banking firm.

      We have no investments in market risk sensitive instruments issued by others. The only securities owned by the Company are the shares of common stock of its wholly owned subsidiary, Peninsula Gaming Corp., and the membership interests of its wholly owned subsidiary, OEDA. In addition, the only securities owned by OEDA are membership interests in its wholly owned subsidiary, OED, which holds all the shares of common stock of its wholly owned subsidiary, The Old Evangeline Downs Capital Corp.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Audited financial statements and the notes thereto are combined in pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      PGP is our parent and sole member. The following table sets forth the names and ages of the executive officers of the Company and of the managers of PGP.

    Name                           Age                   Position
    ----                           ---                   --------
    M. Brent Stevens.........       42     Chief Executive Officer of the
                                           Company and Manager of PGP

    George T. Papanier.......       45     Chief Operating Officer of the
                                           Company

    Natalie A. Schramm.......       32     Chief Financial Officer of the
                                           Company

    Michael S. Luzich........       48     President and Secretary of the
                                           Company and Manager of PGP

    Terrance W. Oliver.......       53     Manager of PGP

    Andrew R. Whittaker......       41     Manager of PGP


Management Profiles

      Following is a brief description of the business experience of each of the executive officers of the Company and of the managers of PGP listed in the preceding table.

      M. Brent Stevens. Mr. Stevens has served as our Chief Executive Officer since December 1998 and has been a manager of PGP since January 1999. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Investment Banking department. Mr. Stevens has been a board member of American Restaurant Group, Inc. since 1999.

      George T. Papanier. Mr. Papanier has served as our Chief Operating Officer since July 2000. Prior to joining the Company, Mr. Papanier was employed by Resorts Casino Hotel in Atlantic City, New Jersey as Executive Vice President and Chief Operating Officer from May 1997 to March 2000. Prior to that, Mr. Papanier served as Senior Vice President and Chief Financial Officer for Sun International since March 1997 and Senior Vice President of Finance and Chief Financial Officer of Mohegan Sun Casino since October 1995. Mr. Papanier has been in the casino industry for 20 years working for various casinos including Sands Hotel and Casino, Golden Nugget Casino Hotel, Bally's Grand, Trump Plaza Hotel and Casino and Hemmeter Enterprises.

      Natalie A. Schramm. Ms. Schramm has served as our Chief Financial Officer since July 15, 1999 and as our Assistant General Manager from April 1, 2000 to December 31, 2002. On January 1, 2003, Ms. Schramm was appointed General Manager of the Company. Ms. Schramm joined our predecessor, Greater Dubuque Riverboat Entertainment Company, L.C., in November 1996 and was formerly employed by Aerie Hotels and Resorts in Oak Brook, Illinois as Corporate Accounting Manager since 1992. She was responsible for the corporate accounting functions of the Silver Eagle, the Eagle Ridge Inn and Resorts, located in Galena, Illinois and the Essex Hotel, located in Chicago, Illinois. She served as Internal Audit Manager for the Silver Eagle and was a member of a development team that successfully pursued a riverboat gaming license in Indiana.

      Michael S. Luzich. Mr. Luzich has served as our President since October 2000, as our Secretary since April 1999 and as a manager of PGP since January 1999. Mr. Luzich is the founder and President of the Cambridge Investment Group, LLC., an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively.

      Terrance W. Oliver. Mr. Oliver has been a manager of PGP since September 1999. Since 1993, Mr. Oliver has served as a director of and consultant to Mikohn Gaming Corporation, a gaming equipment manufacturer headquartered in Las Vegas. From 1988 until 1993, Mr. Oliver served as Chairman of the Board to the predecessor company of Mikohn. From 1984 until 1996, Mr. Oliver was a founding shareholder, board member and executive officer of Fitzgeralds Gaming Corporation. Mr. Oliver retired as the Chief Operating Officer of Fitzgeralds Gaming Corporation in 1996.

      Andrew R. Whittaker. Mr. Whittaker has been a manager of PGP since July 1999. Since 1990 Mr. Whittaker has been employed by Jefferies & Company, Inc., where he is presently a Vice Chairman.

Code of Ethics

      The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, controller or persons performing a similar function. The code of ethics has been filed as an exhibit to this Annual Report on Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

      Subject to the approval of the holders of at least 85% of the voting common membership interests of PGP, PGP's board of managers may issue additional incentive based equity interests in PGP at no less than fair market value.

Summary Compensation Table

      The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer of the Company during 2002 and the most highly paid executive officers, other than the Chief Executive Officer, who served as executive officers of the Company during 2002, for services rendered in all capacities to the Company and its subsidiaries during such periods.


                                                                    Other Annual
Name and                      Fiscal       Salary       Bonus       Compensation      Long-term        All other
Principal Position             Year          ($)         ($)             ($)         Compensation   Compensation ($)
--------                      ------       ------       -----       ------------      ---------        ---------
                                                    Annual Compensation
                                                    -------------------
 M. Brent Stevens(1).........   2002          -           -              -                 -             -
 Chief Executive Officer
                                2001          -           -              -                 -             -

                                2000          -           -              -                 -             -

 George T. Papanier..........   2002       $350,046   $190,000        $12,465(2)           -           $5,500(7)
 Chief Operating Officer
                                2001        299,489       -            13,150(3)           -            5,250(7)

                                2000        109,203       -            19,341(4)           -             -

 Natalie A. Schramm..........   2002        136,955     40,000          3,408(5)           -            5,500(7)
 Chief Financial Officer
                                2001        129,567     19,328          4,200(5)           -            5,082(7)

                                2000        114,207     20,000          3,840(5)           -            4,480(7)

 Michael S. Luzich ..........   2002          -           -               -(6)             -             -
 President and Secretary
                                2001          -           -               -(6)             -             -

                                2000          -           -               -(6)             -             -

 James P. Rix................   2000          -           -              -                 -          360,316(8)
 Formerly, Chief Operating
   Officer

__________________

(1) Mr. Stevens receives $125,000 for his services as a manager for the board of managers of PGP.

(2) Includes $3,115 in club membership fees and $9,350 in automobile allowances. In 2000, in connection with his relocation, the Company acquired Mr. Papanier's current residence for which he pays all property taxes, utility expenses and other out-of-pocket costs related to maintaining such residence, excluding the fair market value equivalent of rental expense.

(3) Includes $2,950 in club membership fees and $10,200 in automobile allowances. In 2000, in connection with his relocation, the Company acquired Mr. Papanier's current residence for which he pays all property taxes, utility expenses and other out-of-pocket costs related to maintaining such residence, excluding the fair market value equivalent of rental expense.

(4) Includes $6,200 in club membership fees, $4,250 in automobile allowances and $8,891 for reimbursement of certain out-of-pocket relocation expenses. Additionally, in connection with his relocation, the Company acquired Mr. Papanier's current residence for which he pays all property taxes, utility expenses and other out-of-pocket costs related to maintaining such residence, excluding the fair market value equivalent of rental expense.

(5)   Represents club membership fees.

(6) Cambridge Capital Advisors, LLC, which is 99% owned directly by Mr. Luzich, received compensation pursuant to the terms of its consulting agreement with PGP. See "- Employment and Consulting Agreements".

(7) Represents matching contributions made by the Company to the Company's 401(k) plan.

(8) In connection with Mr. Rix's resignation in November 1999, we entered into a separation and release agreement pursuant to which, among other things, we agreed to pay Mr. Rix $360,316 in full satisfaction of all amounts due to him upon termination, which amount was paid to Mr. Rix in January 2000.

Employment and Consulting Agreements

      In April 2000, Ms. Schramm entered into a new employment agreement with the Company. Under the terms of this employment agreement, Ms. Schramm is entitled to receive from the Company a base annual salary that is reviewed on an annual basis and adjusted upward annually by not less than five percent (5%) of the prior year's compensation. In addition to the base salary, Ms. Schramm shall be entitled to receive an annual cash bonus payable by the Company based on her performance during the previous employment year, which is consistent with the Company's bonus plan for department directors. The employment agreement has an initial term of three years and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms.

      In January 2003, Cambridge Capital Advisors, LLC, which is 99% owned directly by Mr. Luzich, entered into an amended consulting agreement with PGP. Under the terms of this amended consulting agreement, Mr. Luzich is entitled to receive from PGP compensation in an aggregate annual amount equal to (a) 2% of the Company's unconsolidated earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year, plus (b) 2.5% of OED's earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on the first day of the month succeeding the month in which OED commences gaming operations. The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms. Under this agreement, Mr. Luzich is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. For the years ended 2002, 2001 and 2000, Mr. Luzich received $336,829, $327,128 and $335,420, respectively, under his consulting agreement.

Compensation of Managers

      All managers of PGP receive an annual payment of $25,000 (other than Mr. Stevens who receives $125,000) for their services as managers on the board of managers of PGP and are reimbursed for their travel and related out-of-pocket expenses for attendance at board of managers meetings.

Compensation Committee Interlocks and Insider Participation

      We have no standing Compensation Committees. All compensation decisions are made by PGP, our parent and sole manager. The managers of PGP each participate in the determination of executive officer compensation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      All of the Company's outstanding common membership interests are owned by PGP, its parent and sole manager. All of Peninsula Gaming Corp.'s outstanding common stock and all of the outstanding membership interests in OEDA are owned by the Company. OEDA holds a 100% membership interest in OED, which is the sole shareholder of The Old Evangeline Downs Capital Corp.

      Greater Dubuque Riverboat Entertainment Company holds 100% of our issued and outstanding preferred membership interests, which, subject to limited exceptions, has no voting rights, except as required by applicable law. On July 15, 1999, PGP issued 499,982 convertible preferred membership interests, each of which is initially convertible into one PGP non-voting common membership interest, representing 33.33% of the fully diluted common membership interests of PGP on such date. PGP does not have outstanding any of its non-voting common membership interests.

      Unless otherwise indicated, the address of each manager or executive officer of PGP is c/o Peninsula Gaming Company, LLC, 3rd Street Ice Harbor, P.O. Box 1750, Dubuque, IA 52004-1750.

      The table below sets forth information regarding the beneficial ownership of the voting common membership interests of PGP by:

      (a) each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP;

      (b)   each manager and executive officer of PGP; and

      (c)   all managers and executive officers of PGP as a group.

      The following information is helpful to an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. Mr. Stevens holds 248,334 PGP common membership interests directly and 413,333 PGP common membership interests indirectly through PGP Investors, LLC. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC. Mr. Stevens and Mr. Whittaker, managers of PGP, are an Executive Vice President and a Vice Chairman, respectively, of Jefferies & Company, Inc., the initial purchaser in the offering of the Peninsula Notes on July 15, 1999. In addition, Jefferies & Company, Inc. and some of its affiliates, officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in approximately 41,667 PGP common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these PGP common membership interests. Mr. Oliver holds his interest through The Oliver Family Trust. The total holding of all managers and executive officers as a group includes the 413,333 PGP common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises voting and investment power.

                                         Voting Common
     Name and Address                 Membership Interests     Percent of
     of Beneficial Owner               Beneficially Owned         Class
     -------------------               ------------------         -----

     M. Brent Stevens..............        661,667                66.17%
     c/o Peninsula Gaming Company, LLC
     3rd Street Ice Harbor
     P.O. Box 1750
     Dubuque, Iowa 52004

     PGP Investors, LLC............        413,333                41.33%
     11100 Santa Monica, 10th Floor
     Los Angeles, CA 90071

     Michael S. Luzich.............        323,333                32.33%
     c/o Peninsula Gaming Company,
     LLC
     3rd Street Ice Harbor
     P.O. Box 1750
     Dubuque, Iowa 52004

     Terrance Oliver...............         15,000                 1.50%
     c/o Peninsula Gaming Company,
     LLC
     3rd Street Ice Harbor
     P.O. Box 1750
     Dubuque, Iowa 52004

     Andrew R. Whittaker...........         41,667                 4.17%
     c/o Peninsula Gaming Company,
     LLC
     3rd Street Ice Harbor
     P.O. Box 1750
     Dubuque, Iowa 52004

     All managers and executive
       officers as a group (6
       persons)....................     1,000,000               100.00%


ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Dubuque Racing Association

      The Dubuque Racing Association is a not-for-profit corporation organized for the purpose of operating the Dubuque Greyhound Park, a pari-mutuel greyhound racing facility in Dubuque, Iowa. On February 22, 1993, the Dubuque Racing Association entered into the Dubuque Racing Association operating agreement which authorizes us to operate riverboat gaming operations in Dubuque. The Dubuque Racing Association operating agreement has since been amended several times and expires by its terms on December 31, 2008.

      Beginning April 1, 2000, we were required to make a $0.50 per admission payment to the Dubuque Racing Association, without regard to our revenues or profits. Payments made and accrued to the Dubuque Racing Association based on 2002, 2001 and 2000 admissions were approximately $495,000, $503,000 and $405,000, respectively. Based on 2002 admissions, we anticipate this payment to be approximately $500,000 in 2003.

      Under the Dubuque Racing Association operating agreement, subject to limited conditions, we are also required to pay the Dubuque Racing Association, for the right to operate the Diamond Jo, an amount equal to the excess of 32% of the first $30 million of the combined gaming revenues of the Dubuque Racing Association and the Diamond Jo, plus 8% of the next $12 million of these total gaming revenues, plus, if there are no competing gaming operations in neighboring counties of Illinois and Wisconsin, 8% of the next $4 million of total gaming revenues, over the Dubuque Racing Association's gaming revenues from the Dubuque Greyhound Park. Gaming revenues under this contract means adjusted gross receipts less gaming taxes. This formula is subject to change if the Dubuque Racing Association ceases to operate the Dubuque Greyhound Park or if we operate a riverboat smaller than the current Diamond Jo. We are currently not required to make any such payments to the Dubuque Racing Association because the Dubuque Racing Association's revenues from the Dubuque Greyhound Park are greater than the specified percentage of our total gaming revenues.

Managing Member Indemnification

      Under our and PGP's operating agreements, we and PGP have agreed, subject to few exceptions, to indemnify and hold harmless our members, PGP and PGP members, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of us or PGP, as the case may be.

Equity Contribution

      The common members of PGP have made a capital contribution of $6.0 million to PGP in exchange for their common membership interests. PGP immediately contributed this $6.0 million and the $3.0 million raised in the offering of the Peninsula Notes through the sale of PGP's convertible preferred membership interests to the Company, in exchange for common membership interests in the Company. The Company used this capital contribution from PGP to finance in part the acquisition of the Diamond Jo. Additionally, we issued $7.0 million face amount of preferred membership interests to Greater Dubuque Riverboat Entertainment Company in connection with the acquisition of the Diamond Jo. We redeemed $3.0 million of the preferred membership interests on January 19, 2001.

Operating Agreement of Peninsula Gaming Partners

      Under PGP's operating agreement, the management of PGP is vested in a board of managers composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP's managers, including one of the two independent managers. The two independent managers shall serve as members of the independent committee. Under PGP's operating agreement, PGP Advisors, LLC, a Delaware limited liability company, of which Mr. Stevens is the sole managing member, may render financial advisory and consulting services to PGP and will be entitled to receive commercially reasonable fees for the services consistent with industry practices. Subject to the terms of the indenture governing the Peninsula Notes, these fees will be paid by us as distributions to PGP.

      At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP's managers, including the other independent manager.

      Presently, PGP's board of managers is composed of four managers. If not appointed earlier, a fifth manager will be appointed at a future meeting of managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the board of managers at any time.

Operating Agreement of Peninsula Gaming Company

      Under the terms of the Company's operating agreement, if we repay, redeem or refinance 90% or more of the Peninsula Notes on or prior to July 1, 2003, particular members of management, including Messrs. Luzich and Stevens, will be entitled to receive, at Mr. Stevens' discretion, an aggregate of $1.5 million, payable by the Company.

Management Services Agreement

      OED has entered into a management services agreement with the Company and OEDA (together, as the "Operator"). Pursuant to the terms of that agreement, the Operator will manage and operate OED's existing horse racetrack and design, develop, construct, manage and operate the new racino and provide certain pre-opening services in connection therewith. Although the Operator may obtain services from affiliates to the extent necessary to perform its obligations, the Operator will be fully responsible for all obligations under the agreement.

      Prior to the opening of the racino, the Operator will supervise the design, development and construction of the racino and perform pre-opening
budgeting,   marketing,   hiring  of  personnel,  and
coordinating of initial inventories and will establish security systems, data processing systems, accounting and internal controls, and preventive maintenance programs.

      The Operator is entitled to receive a pre-opening service fee equal to $40,000 per month, retroactive to June 27, 2001, which fee has not yet been paid. Payments in respect of these pre-opening service fees are not required to be paid until the earlier to occur of the commencement of operations at the casino or the operating deadline applicable to the casino under the Cash Collateral and Disbursement Agreement. The Operator is also entitled to be reimbursed for all reasonable and documented out-of-pocket expenses permitted to be incurred under the management services agreement, including, but not limited to, tax preparation, accounting, legal and administrative fees and expenses incurred in connection with the Operator's ownership of us. The Operator is also entitled to receive a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

      o     3.0% of the first $25.0 million of EBITDA (as defined below);

      o 4.0% of EBITDA in excess of $25.0 million but less than $30.0 million of EBITDA; and

      o     5.0% of EBITDA in excess of $30.0 million.

"EBITDA" is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement shall not be deducted.

ITEM 14.    CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days of the filing date of this Form 10-K, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

      (b) Changes in internal controls. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as a part of this report:

            (1) Financial Statements -- see Index to Financial Statements appearing on page F-1.

            (2)   Exhibits:

    Exhibit
    Number                                Description
    -------                               -----------
     *3.1A    Certificate of Formation of Peninsula Gaming Company, LLC

     *3.1B    Amendment to Certificate of Formation of Peninsula Gaming
              Company, LLC

     *3.2     Operating Agreement of Peninsula Gaming Company, LLC

     *3.3     Articles of Incorporation of Peninsula Gaming Corp.

     *3.4     By-laws of Peninsula Gaming Corp.

     *4.1     Specimen Certificate of Common Stock of Peninsula Gaming Corp.

     *4.2     Indenture,  dated July 15, 1999,  by and among  Peninsula  Gaming
              Company,   LLC,  Peninsula  Gaming  Corp.  and  Firstar  Bank  of
              Minnesota, N.A., as trustee

   ***4.3 First Supplemental Indenture, dated January 15, 2002, by and among Peninsula Gaming Company LLC and Peninsula Gaming Corp., as Issuers, the Subsidiary Guarantors referred to therein and U.S. Bank National Association, as trustee

     10.1+ Employment Agreement, dated April 1, 2000, by and among Natalie Schramm and Peninsula Gaming Company, LLC

    *10.2 Indemnification Agreement, dated June 7, 1999, by and among Natalie Schramm and AB Capital, L.L.C. and Peninsula Gaming Company, LLC

    *10.3A Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.3B Amendment to Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.3C Amendment to Operating Agreement, dated March 4, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.3D Third Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.3E Fourth Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.3F Fifth Amendment to Operating Agreement, dated April 9, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    Exhibit
    Number                                Description
    ------                                -----------

    *10.3G Sixth Amendment to Operating Agreement, dated November 29, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.3H Seventh Amendment to Operating Agreement, dated April 6, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.3I Eighth Amendment to Operating Agreement, dated April 29, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.3J Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.3K Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.4     Operating Agreement Assignment, dated July 15, 1999, by and among
              Greater  Dubuque  Riverboat   Entertainment   Company,  L.C.  and
              Peninsula Gaming Company, LLC

    *10.5 First Preferred Ship Mortgage, dated July 15, 1999, by Peninsula Gaming Company, LLC in favor of Firstar Bank of Minnesota, N.A., as trustee

    *10.6 Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated July 15, 1999, by Peninsula Gaming Company, LLC in favor of Firstar Bank of Minnesota, N.A., as trustee

    *10.7 Ice Harbor Parking Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC

    *10.8 First Amendment to Sublease Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

    *10.9 Sublease Assignment, dated July 15, 1999, by and among Greater Dubuque Entertainment Company, L.C. and Peninsula Gaming Company, LLC

    *10.10    Iowa Racing and Gaming Commission Gaming License,  dated July 15,
              1999

    *10.11    Assignment of Iowa IGT Declaration and Agreement of Trust,  dated
              July  15,   1999  by  and   among   Greater   Dubuque   Riverboat
              Entertainment Company, L.C. and Peninsula Gaming Company, LLC

 ****10.12    Agreement of Sale,  dated August 30, 2002, by and among Peninsula
              Gaming Partners, LLC, OED Acquisition, LLC, William E. Trotter II and William E. Trotter II Family, LLC.

     10.13+   Loan and Security  Agreement,  dated  February  23, 2001,  by and
              between  Foothill   Capital   Corporation  and  Peninsula  Gaming
              Company, LLC

  ****10.14   Amendment  Number  One to  Loan  and  Security  Agreement,  dated
              February 15, 2002, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC

  ****10.15   Amendment  Number  Two to  Loan  and  Security  Agreement,  dated
              October 16, 2002, by and between Foothill Capital Corporation and
              Peninsula Gaming Company, LLC

    Exhibit
    Number                                Description
    ------                                -----------

  ***10.16 Purchase Agreement, dated June 27, 2002, by and among Peninsula Gaming Partners, LLC, a Delaware limited liability company, The Old Evangeline Downs, L.C., a Louisiana limited company and BIM3 Investments, a Louisiana partnership

  ***10.17 First Amendment to Purchase Agreement, dated January 1, 2002, by and among BIM3 Investments, a Louisiana partnership, The Old Evangeline Downs, L.C., a Louisiana limited company and OED Acquisition, LLC, a Delaware limited liability company

  ***10.18 Assignment Agreement, dated October 23, 2001, by and between Peninsula Gaming Partners and OED Acquisition, LLC

 ****10.19    Agreement of Sale,  dated August 30, 2002, by and among Peninsula
              Gaming Partners, LLC, OED Acquisition, LLC, William E. Trotter II and William E. Trotter II Family, LLC.

     12.1+    Computation of ratio of earnings to fixed charges

     14.1+ Code of Ethics of Chief Executive Officer and senior financial officers of Peninsula Gaming Company, LLC

     21.1+    Subsidiaries of the Registrant

     99.1+ Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

     99.2+ Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.


+     Filed herewith.

* Previously filed as an exhibit to the registration statement on Form S-4 (Registration Number 333-88829) of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on October 12, 1999.

** Previously filed as an exhibit to the Form 10-K (Registration Number 333-88829) of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on March 30, 2001.

*** Previously filed as an exhibit to the Form 8-K of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on March 4, 2002.

**** Previously filed as an exhibit to the Form 10-Q of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on November 14, 2002.

(b)   Reports on Form 8-K. None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on March 31, 2003.

                                    PENINSULA GAMING COMPANY, LLC

                                    By: /s/ M. Brent Stevens
                                       ------------------------
                                        M. Brent Stevens
                                        Chief Executive Officer

                                    By: /s/ Natalie A. Schramm
                                       ------------------------
                                        Natalie A. Schramm
                                        Chief Financial Officer

                                    PENINSULA GAMING CORP.

                                    By: /s/ M. Brent Stevens
                                       ------------------------
                                        M. Brent Stevens
                                        President and Treasurer

                                    By: /s/ Michael S. Luzich
                                       ------------------------
                                        Michael S. Luzich
                                        Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                    PENINSULA GAMING PARTNERS, LLC
                                    Managing Member of Peninsula Gaming
                                    Company, LLC

Date: March 31, 2003                By: /s/ M. Brent Stevens
                                       ------------------------
                                        M. Brent Stevens
                                        Chief Executive Officer and Manager

Date: March 31, 2003                By: /s/ Michael S. Luzich
                                       ------------------------
                                        Michael S. Luzich
                                        President, Secretary and Manager

Date: March 31, 2003                By: /s/ Terrance W. Oliver
                                       ------------------------
                                        Terrance W. Oliver
                                        Manager of Peninsula Gaming Partners

Date: March 31, 2003                By: /s/ Andrew R. Whittaker
                                       ------------------------
                                        Andrew R. Whittaker
                                        Manager of Peninsula Gaming Partners

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS OF PENINSULA GAMING COMPANY, LLC

   Independent Auditors' Report                                                                        F-2
   Consolidated Balance Sheets at December 31, 2002 and December 31, 2001                              F-3
   Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000          F-4
   Consolidated Statements of Changes in Members' Equity for the Years Ended December 31, 2002, 2001
     and 2000                                                                                          F-5
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000          F-6
   Notes to Consolidated Financial Statements                                                          F-7

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS                                                        F-23

INDEPENDENT AUDITORS' REPORT


To the Members of
Peninsula Gaming Company, LLC
Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Peninsula Gaming Company, LLC (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in members' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. Our audits also included the financial statement schedule listed in the Index to the Financial Statements at item F-22. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming Company, LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 14, 2003

PENINSULA GAMING COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and 2001

                                                                                               2002             2001
                                                                                               ----             ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                               $  10,510,205    $   7,523,652
Restricted cash                                                                               840,366
Accounts receivable, less allowance of $45,648 and $56,917, respectively                      275,822          105,480
Inventory                                                                                     138,405           97,677
Prepaid expenses                                                                              395,056          307,064
                                                                                           ----------        ---------
         Total current assets                                                              12,159,854        8,033,873
                                                                                           ----------        ---------

PROPERTY AND EQUIPMENT, NET                                                                18,246,857       17,930,643
                                                                                           ----------        ---------

PROPERTY AND EQUIPMENT AT ST. LANDRY PARISH                                                 7,455,885          246,753
                                                                                           ----------        ---------

OTHER ASSETS:
  Deferred financing costs, net of accumulated amortization of $3,229,782 and               4,064,987        3,687,698
     $1,844,783, respectively
  Goodwill and other intangible assets, net of accumulated amortization of $3,476,051      84,413,263       53,083,429
     and $3,476,051, respectively
Business acquisition and licensing costs                                                                     1,355,750
Deposits                                                                                      106,938           35,405
                                                                                           ----------        ---------
         Total other assets                                                                88,585,188       58,162,282
                                                                                           ----------        ---------
TOTAL                                                                                   $ 126,447,784    $  84,373,551
                                                                                        =============    =============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                        $   4,336,694    $     335,416
Purse settlement payable                                                                      846,778
Accrued payroll and payroll taxes                                                           1,340,395        1,280,177
Other accrued expenses                                                                      8,109,213        2,234,922
Current maturities of capital lease obligations                                                                113,552
Current maturities - line of credit                                                           600,000
Notes payable                                                                               4,500,000
Term loan payable                                                                           8,300,000
Note payable to parent                                                                      7,325,000
                                                                                           ----------        ---------
         Total current liabilities                                                         35,358,080        3,964,067
                                                                                           ----------        ---------

LONG-TERM LIABILITIES:
Senior secured notes, net of discount                                                      70,493,155       70,384,482
Line of credit                                                                             11,250,000
Capital lease obligations, net of current maturities                                          475,781          362,229
Litigation settlement                                                                       1,200,000
                                                                                           ----------        ---------
         Total long-term liabilities                                                       83,418,936       70,746,711
                                                                                           ----------        ---------
         Total liabilities                                                                118,777,016       74,710,778
                                                                                           ----------        ---------

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE                                                     4,000,000        4,000,000

MEMBERS' EQUITY:
Common members' interest                                                                    9,000,000        9,000,000
Accumulated deficit                                                                        (5,329,232)      (3,337,227)
                                                                                           ----------        ---------
         Total members' equity                                                              3,670,768        5,662,773
                                                                                           ----------        ---------

TOTAL                                                                                   $ 126,447,784    $  84,373,551
                                                                                        =============    =============

See notes to consolidated financial statements.

PENINSULA GAMING COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                   2002            2001            2000
                                                                   ----            ----            ----
REVENUES:
Casino                                                        $ 48,262,485    $ 47,710,208    $ 45,518,772
Racing                                                          10,278,554
Food and beverage                                                3,886,326       2,745,333       2,663,380
Other                                                              144,817         131,916         169,446
Less promotional allowances                                     (2,615,355)     (2,470,310)     (2,599,174)
                                                                ----------      ----------      ----------
         Total net revenues                                     59,956,827      48,117,147      45,752,424
                                                                ----------      ----------      ----------

EXPENSES:
Casino                                                          20,554,920      20,375,265      19,517,455
Racing                                                           7,880,953
Food and beverage                                                3,820,365       2,856,568       2,856,151
Boat operations                                                  2,295,771       2,259,314       2,242,392
Other                                                               27,471          21,801          36,826
Selling, general and administrative                              8,278,250       6,680,581       6,458,795
Depreciation and amortization                                    2,950,369       3,963,350       3,571,220
Litigation settlement                                            1,600,000
Referendum                                                         771,111
State of Wisconsin government relations                             55,000         147,163
                                                                ----------      ----------      ----------
         Total expenses                                         48,234,210      36,304,042      34,682,839
                                                                ----------      ----------      ----------

INCOME FROM OPERATIONS                                          11,722,617      11,813,105      11,069,585
                                                                ----------      ----------      ----------

OTHER INCOME (EXPENSE):
Interest income                                                     46,475         183,912         434,283
Interest expense                                               (11,887,979)     (9,639,947)     (9,506,969)
Loss on sale of assets                                              (8,000)       (151,415)       (122,207)
                                                                ----------      ----------      ----------
         Total other expense                                   (11,849,504)     (9,607,450)     (9,194,893)
                                                                ----------      ----------      ----------

NET INCOME (LOSS) BEFORE PREFERRED MEMBER DISTRIBUTIONS AND
MINORITY INTEREST                                                 (126,887)      2,205,655       1,874,692

LESS PREFERRED MEMBER DISTRIBUTIONS                               (373,050)       (386,174)       (630,000)

LESS MINORITY INTEREST                                            (232,056)
                                                                ----------      ----------      ----------

NET INCOME (LOSS) TO COMMON MEMBERS' INTEREST                 $   (731,993)   $  1,819,481    $  1,244,692
                                                              ============    ============    ============



See notes to consolidated financial statements.

PENINSULA GAMING COMPANY, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                         COMMON                       TOTAL
                                         MEMBERS'     ACCUMULATED     MEMBERS'
                                         INTEREST       DEFICIT       EQUITY
                                         --------       -------       ------

BALANCE, JANUARY 1, 2000                 $ 9,000,000  $(2,722,941)  $ 6,277,059
                                         -----------  -----------   -----------

Net income to common members' interest                  1,244,692     1,244,692

Member distributions                                   (1,917,551)   (1,917,551)
                                         -----------  -----------   -----------
BALANCE, DECEMBER 31, 2000                 9,000,000   (3,395,800)    5,604,200


Net income to common members' interest                  1,819,481     1,819,481

Member distributions                                   (1,760,908)   (1,760,908)
                                         -----------  -----------   -----------
BALANCE, DECEMBER 31, 2001                 9,000,000   (3,337,227)    5,662,773


Net loss to common members' interest                     (731,993)     (731,993)

Member distributions                                   (1,260,012)   (1,260,012)
                                         -----------  -----------   -----------
BALANCE, DECEMBER 31, 2002               $ 9,000,000  $(5,329,232)  $ 3,670,768
                                         ===========  ===========   ===========



See notes to consolidated financial statements.

PENINSULA GAMING COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                    2002            2001            2000
                                                                    ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $   (731,993)   $  1,819,481    $  1,244,692
    Adjustments to reconcile net income to net cash flows
      provided by operating activities:
        Depreciation and amortization                             2,950,369       3,963,350       3,571,220
        Provision for doubtful accounts                             138,751         152,158         107,505
        Amortization of deferred financing costs and
          bond discount                                           1,493,671         911,272         795,268
        Loss on sale of assets                                        8,000         151,415         122,207
        Minority interest                                           232,056
    Changes in operating assets and liabilities:
        Restricted cash                                             639,655
        Receivables                                                 (91,398)       (183,479)        (66,046)
        Inventory                                                     5,285          15,906         (13,770)
        Prepaid expenses and other assets                           (27,301)        326,699         (10,941)
        Accounts payable                                             60,088        (375,121)        233,668
        Accrued expenses                                          5,506,627         468,743      (1,032,749)
        Litigation settlement                                     1,600,000
                                                                 ----------       ---------       ---------
          Net cash flows from operating activities               11,783,810       7,250,424       4,951,054
                                                                 ----------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiary, net of cash acquired             (29,275,862)       (500,000)
    Business acquisition and licensing costs                     (1,503,944)       (518,047)
    Racino project development costs                             (5,315,279)       (246,753)
    Proceeds from sale of property and equipment                                     51,378          23,331
    Purchase of property and equipment                           (1,695,075)     (1,602,930)     (2,432,446)
                                                                 ----------       ---------       ---------
          Net cash flows from investing activities              (37,790,160)     (2,816,352)     (2,409,115)
                                                                 ----------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                     (1,703,706)       (511,634)       (181,008)
    Preferred members' interest redeemed                                         (3,000,000)
    Principal payments on debt                                     (318,379)
    Proceeds from notes payable                                  11,825,000
    Proceeds from senior credit facilities                       20,450,000
    Member distributions                                         (1,260,012)     (1,760,908)     (1,917,551)
                                                                 ----------       ---------       ---------
          Net cash flows from financing activities               28,992,903      (5,272,542)     (2,098,559)
                                                                 ----------       ---------       ---------

NET INCREASE (DECREASE) IN CASH                                   2,986,553        (838,470)        443,380

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                           7,523,652       8,362,122       7,918,742
                                                                 ----------       ---------       ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                              $ 10,510,205    $  7,523,652    $  8,362,122
                                                               ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

Cash paid during the year for interest                         $  5,701,057    $  8,728,788    $  8,697,500


See notes to consolidated financial statements



PENINSULA GAMING COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS PURPOSE AND BASIS OF PRESENTATION

Peninsula Gaming Company, LLC (the "Company") is wholly owned by Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP") and our sole managing member. The Company is a Delaware limited liability company formed on January 26, 1999 for the purpose of purchasing assets comprising the Diamond Jo Casino and related real property. Peninsula Gaming Corp. is a wholly owned subsidiary of the Company, has no assets or operations and was formed solely to facilitate the offering of our 12 1/4% Senior Secured Notes due 2006 in certain jurisdictions. OED Acquisition, LLC, a Delaware limited liability company ("OEDA") is a wholly owned subsidiary formed on July 9, 2001 to facilitate the purchase of a 50% membership interest in The Old Evangeline Downs, LLC ("OED"), a Delaware limited liability company that currently owns and operates a horse track in Lafayette, LA. On August 30, 2002, OEDA consummated the purchase of the remaining 50% membership interest in OED. The Old Evangeline Downs Capital Corp is a wholly owned subsidiary of the OED, has no assets or operations and was formed solely to facilitate the offering of our 13% Senior Secured Notes due 2010 with Contingent Interest in certain jurisdictions. The financial position of OED as of December 31, 2002 and the results of its operations and its cash flows for the period February 15, 2002 (date of acquisition) to December 31, 2002 have been consolidated into the Company's consolidated financial statements. During the period February 15, 2002 to August 30, 2002, the Company had substantive control of OED. All significant intercompany transactions have been eliminated.

The common membership interests of the Company are wholly owned by PGP. The Company and PGP completed the sale of $71,000,000 of 12 1/4% Senior Secured Notes due 2006 ("Peninsula Notes") and $3,000,000 in convertible preferred membership interests, respectively, during July 1999. Concurrently with the sale of the securities, the Company received a $9.0 million capital contribution from PGP ($6.0 million of which was contributed to the capital of PGP by common members of PGP and $3.0 million of which was contributed to the capital of PGP through the sale of convertible preferred membership interests of PGP as previously described). The proceeds for the above transactions were used to complete the purchase of certain assets comprising the Diamond Jo casino and related real property. On July 15, 1999, the Company acquired substantially all of the assets of Greater Dubuque Riverboat Entertainment Company, L.C. ("GDREC") and Harbor Community Investment, L.C. ("HCI") for $77,000,000. The purchase price was $70.0 million cash ($68.0 million net of casino cash acquired of $2.0 million) and $7.0 million in redeemable preferred membership interests (see Note
11). For financial reporting purposes, the acquisition was accounted for as a purchase and, accordingly, included in the Company's results since the date of the acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of the acquisition.

2.    ACQUISITION OF THE OLD EVANGELINE DOWNS, LLC

During 2002, the Company, indirectly through its wholly owned subsidiary OEDA, acquired 100% of the membership interests in OED through the following transactions:

On June 27, 2001, BIM3 Investments, a Louisiana partnership and a 50% owner of OED membership interests, entered into an agreement to sell 50% of OED membership interests to PGP, parent company of the Company. The agreement was assigned by PGP to OEDA on October 23, 2001. On February 15, 2002, OEDA consummated its acquisition of: (i) 50% of the membership interests in OED and
(ii) a one-
half (1/2) interest in two promissory notes in the principal amount of $10,909,244 issued by OED (the "Old OED Notes"), for an aggregate purchase price of $15,000,000 in cash from the Company. This one-half (1/2) interest in the Old OED Notes was converted by OEDA into members' equity of OED.

The source of funds for the transaction described above was $3,000,000 of cash on-hand and $12,000,000 of borrowings under the Company's credit agreement with Foothill Capital Corporation. On March 7, 2002, the Company paid consent fees totaling $887,500 to holders of the Peninsula Notes related to the above transaction.

On June 25, 2002, PGP entered into an agreement with William E. Trotter, II ("WET2") and William E. Trotter, II Family L.L.C., a Louisiana limited liability company ("WET2LLC") to acquire (i) the 50% interest in the Old OED Notes owned by WET2, and (ii) the 50% membership interest in OED owned by WET2LLC (the "Trotter Purchase"). On August 30, 2002, OEDA consummated the Trotter Purchase for a purchase price of $15,546,000 plus a contingent fee of one half of one percent (0.5%) of the net slot revenues from the date of opening of a new casino, located in St. Landry Parish, until the date that is ten years after the opening of the casino to the public.

The sources of funds for the Trotter Purchase described above were (1) $8,450,000 of borrowings under OEDA's loan and security agreement with Foothill Capital Corporation entered into on August 30, 2002 and maturing on the earlier of (a) June 30, 2003 or (b) the date on which OED consummates its financing of the racino project, which loan and security agreement, upon consummation of the purchase of the Trotter membership interests, was assigned to OED (the "Term Loan") and (2) proceeds from a $7,325,000 intercompany note issued by OEDA payable to PGP due June 30, 2002 (the "PGP Note"). The source of cash provided by PGP pursuant to the PGP Note relates to the proceeds from a $7,325,000 note payable issued by PGP payable to WET2LLC due June 30, 2003. The Term Loan contains, among other things, covenants, representations and warranties and events of default customary for loans of this type, including, but not limited to certain requirements relative to the financing, construction and development of the racino project and a minimum EBITDA maintenance covenant. EBITDA is defined as net earnings excluding ordinary gains or losses, plus interest expense, income taxes and depreciation and amortization for the period. The obligations under the Term Loan are secured by substantially all of OED's assets and guaranteed by PGP. OEDA's one-half (1/2) interest in the Old OED Notes was canceled upon OED's assumption of OEDA's obligations under the Term Loan. Additionally, in connection with the Trotter Purchase, OED and PGP issued, as joint obligors, a $4,500,000 note payable to WET2 (the "WET2 Note"), the proceeds of which were used to purchase the land on which OED's racino will be operated and to pay certain deferred financing costs and reimbursable expenses.

We accounted for OEDA's acquisition of all the membership interests in OED as a purchase in accordance with SFAS No. 141 "Business Combinations." The purchase price has been allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess has been recorded as goodwill and other intangible assets. As of December 31, 2002, we recorded goodwill of approximately $28.4 million related to the acquisition. We have not yet completed our evaluation of the intangible assets acquired and contingent liabilities assumed in the acquisition. This evaluation may result in adjustments to the purchase price allocation. As of December 31, 2002, there were no indications of impairment of any of OED's intangible assets. Under the provisions of SFAS 142, goodwill and other intangible assets with indefinite lives arising from the acquisition will not be amortized but will be reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date. Third party valuations have been obtained for property and equipment.

     (in thousands)
     Current assets                                   $ 2,317
     Property and equipment                             1,369
     Other assets                                       1,090
     Goodwill and other intangible assets              28,393
                                                      -------
       Total assets                                    33,169

     Liabilities assumed                               (2,623)
                                                      -------
     Purchase price                                   $30,546
                                                      =======

As a result of the above recent transaction, the Company, through its wholly-owned subsidiary OED, currently owns and operates the Evangeline Downs. The Evangeline Downs is located five miles north of Lafayette off Interstate 49 and is comprised of a 94,200 square foot pari-mutuel wagering complex, an approximate 2,000-space parking lot, 7/8-mile dirt track and stables for approximately 1,000 horses. The complex features an approximate 750-seat grandstand, an approximate 3,000-person capacity apron and patio, an approximately 850-seat restaurant, four concession stands and four bars. The horse racetrack offers live thoroughbred and quarter horse races a minimum of 80 days a year from mid-April through Labor Day in September. The horse racetrack also offers simulcast wagering six days a week year-round. OED also operates an off-track betting parlor (an "OTB") in New Iberia, Louisiana, that offers simulcast pari-mutuel wagering, and an OTB in Port Allen, Louisiana, that offers video poker gaming and simulcast pari-mutuel wagering.

The following unaudited consolidated pro forma information presents a summary of the consolidated results of operations of the Company for years ended December 31, 2002 and 2001 as if the acquisition of 100% of OED had occurred January 1, 2001.

        Consolidated Pro Forma Information (Unaudited)
        (in thousands)
                                               2002        2001
                                             --------   ---------
        Net revenues                         $ 61,326   $ 61,395
        Income from operations                 11,973      8,932
        Net income to common interests           (620)    (4,401)

The consolidated pro forma adjustments included in the consolidated pro forma information above represents interest on borrowings of $12.0 million under the Company's credit facility with Foothill Capital Corporation, interest on borrowings under the Term Loan, the PGP Note and the WET2 Note, all proceeds of which were used to finance the purchase of OED and land located in St. Landry Parish, the elimination of interest expense associated with the Old OED Notes and the elimination of amortization of goodwill related to OED. The pro forma results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

Racino Development

In 1997, the State of Louisiana passed the Pari-Mutuel Act, which permitted three of the four companies operating pari-mutuel wagering facilities in Louisiana which offer live horse racing to install slot machines at their horse racetrack facilities, subject to ratification by the voters of the individual parishes. The voters of Lafayette Parish, where OED's existing horse racetrack is located, have not approved the installation of slot machines at OED's horse racetrack facility. However, in October 1997 the voters of

St. Landry Parish approved the operation of both slot machines and pari-mutuel wagering. Therefore, OED is currently developing a casino and pari-mutuel horse racetrack facility, or "racino," in nearby Opelousas, Louisiana within St. Landry Parish, which facility will replace OED's existing horse racetrack near Lafayette and where OED will be permitted to operate slot machines, in addition to conducting live horse racing. OED's approximately 532-acre racino site is located approximately 20 miles north of Lafayette, OED's primary market, at the intersection of Interstate 49 and U.S. Highway 190. On December 19, 2002, OED received its racing license to operate in St. Landry Parish, and on January 21, 2003, OED received a gaming license to operate slot machines at the racino, subject to customary conditions.

OED purchased all the necessary land to develop OED's racino and the total remaining cost to design, develop, construct, equip and open the racino is expected to be approximately $88.5 million. The construction and development of the racino project is expected to be completed in two phases. During the first phase, OED will construct the casino and related casino amenities, which OED expects to open in March 2004, at a total remaining cost of $68.6 million. During the second phase, OED will construct the horse racetrack and related facilities for a total remaining cost of $19.9 million. OED expects to be prepared to begin scheduling live racing meets in December 2004. OED expects to continue to operate its existing horse racetrack until live racing meets are scheduled at the racino, at which time OED will cease operations at its existing horse racetrack.

The source of funds to develop the racino will be proceeds from OED's private placement of $123.2 million aggregate principal amount of Series A 13% Senior Secured Notes due 2010 with Contingent Interest (the "OED Notes"). See Note 17 for further information about the OED Notes.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the financial information of the Company and its wholly-owned direct and indirect subsidiaries Peninsula Gaming Corp., OEDA, OED and The Old Evangeline Downs Capital Corp. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents - The Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash - Restricted cash represents amounts for purses to be paid during the live meet racing season at OED. Additionally, restricted cash includes entrance fees for a special futurity race during the racing season, plus any interest earnings. These funds will be used to pay the purse for the race. A separate interest bearing bank account is required for these funds.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. The provision for doubtful accounts of $138,751, $152,158 and $107,505 were recorded in 2002, 2001 and 2000, respectively.

Inventories - Inventories consisting principally of food, beverage, retail items, and operating supplies are stated at the lower of first-in, first-out cost or market.

Property  and  Equipment  - Property  and  equipment  are  recorded  at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

         Land improvements                                      20-40 years
         Building and portside improvements                      9-40 years
         Riverboat and improvements                              5-20 years
         Furniture, fixtures and equipment                       3-10 years
         Computer equipment                                       3-5 years
         Vehicles                                                   5 years

      * The Company currently leases the land on which the OED building and leasehold improvements are located. The ground lease annual rental is $0 per year and the lease term expires on the earlier of December 31, 2004 or the first day the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana.

Long-Lived Assets - In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This new pronouncement also amends ARB No. 51 "Consolidated
Financials Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002, did not have any impact on our financial position or results of operations for the year ended December 31, 2002.

Property and Equipment at St. Landry Parish - Included in Property and Equipment at St. Landry Parish as of December 31, 2002 are land and land acquisition costs associated with the racino project of approximately $5.4 million and architecture fees associated with the design and development of the racino project of approximately $2.1 million as of December 31, 2002 and $0.2 million as of December 31, 2001.

Capitalized Interest - The Company capitalizes interest costs associated with debt incurred in connection with the racino project. When debt is not specifically identified as being incurred in connection with the development of the racino project, the Company capitalizes interest on amounts expended on the racino project at the Company's average cost of borrowed money. Capitalization of interest will cease when the project is substantially complete. The amount capitalized during 2002 was $0.1 million.

Deferred  Financing Costs - Costs associated with the issuance of debt (see Note
5) have been deferred and are being amortized over the life of the related indenture/agreement using the effective interest method.

SFAS 142 "Goodwill and Other Intangible Assets" - Goodwill and Other Intangible Assets consists of goodwill, business acquisition costs, licensing costs and the acquired tradename associated with the purchase of the Company and OED as described in Notes 1 and 2. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess has been recorded as goodwill. SFAS 142 provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value as of that date. During the first quarter of 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS 142 and determined that the estimated fair value of the Company exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill. Goodwill amortization during 2001 was $1,413,987. Assuming the non-amortization provisions of these standards had been adopted at the beginning of 2000, the Company's adjusted net income for 2001 and 2000 would have been $3,233,468 and $2,658,679, respectively.

Business Acquisition and Licensing Costs - At December 31, 2001, the Company recorded approximately $1.4 million on its balance sheet for directly related legal and other incremental costs associated with the acquisition of OED and obtaining the relevant gaming licenses to conduct gaming operations associated with the racino project in Louisiana. These costs, including related costs incurred during the year ended December 31, 2002, are included as a cost of the acquisition and will be evaluated under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." As of December 31, 2002, the Company has not completed its evaluation of the intangible assets acquired in the OED acquisition.

Financial Instruments - The carrying amount for financial instruments included among cash and cash equivalents, accounts receivable, accounts payable and security deposits approximates their fair value based on the short maturity of those instruments.

Revenue Recognition - In accordance with common industry practice, our casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Racing revenues include our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and our share of wagering from import and export simulcasting as well as our share of wagering from our off-track betting parlors.

Promotional Allowances - Food, beverage, and other items furnished without charge to customers are included in gross revenues at a value which approximates retail and then deducted as promotional allowances to arrive at net revenues. The cost of such complimentary services have been included as casino expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino department were $592,539 and $4,672 for food and beverage and other, respectively, in 2002, $568,098 and $8,977, respectively, in 2001 and $529,133 and $12,632. respectively, in 2000.

Referendum Expenses - In accordance with Iowa law, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place on November 5, 2002. During 2002, the Company incurred various advertising, promotional and other referendum related expenses totaling $771,111 to promote the approval of continued gaming in Dubuque County. The measure was approved on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. As the Company will not be required to be a part of another referendum until 2010, such referendum related costs are not expected to be incurred in the future until that time.

State of Wisconsin Government Relations - During 2002 and 2001, the Company incurred expenses for a governmental relations services agreement with respect to gaming issues and developments in Wisconsin which might affect the Company and its gaming operations. Such expenses in 2002 and 2001 totaled $55,000 and $147,163, respectively. The Company does not plan to incur any additional expenses to provide such governmental relations services relative to the State of Wisconsin.

Minority  Interest  -  Minority  interest  on  the  Consolidated   Statement  of
Operations represents the 50% portion of net income from OED allocated to WET2LLC, who owned the remaining 50% interest in OED during the period February 15, 2002 through August 30, 2002.

Income Taxes - The Company is a limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to these policies. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimations. We also made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

Concentrations of Risk - The Company's customer base consists of eastern Iowa and southwest Louisiana. Although the Company is directly affected by the economic viability of the area, management does not believe significant risk exists at December 31, 2002.

The Company maintains deposit accounts at two banks. At December 31, 2002 and 2001, and various times during the years then ended, the balance at the banks exceeded the maximum amount insured by the FDIC. Management believes any credit risk related to the uninsured balance is minimal.

Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentation.

Recently Issued Accounting Standards - In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS No. 146 to have a material effect on the Company's results of operations or financial position.

4.    PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows:

                                                      2002              2001
                                                      ----              ----
Land                                             $  1,110,000     $    800,000
Building and improvements                           8,387,134        6,565,735
Riverboats and improvements                         8,300,776        8,261,693

Furniture, fixtures and equipment                   7,942,095        5,512,717
Computer equipment                                    962,700          617,538
Vehicles                                              130,753           65,032
Equipment held under capital lease obligations        704,527          704,527
                                                   ----------       ----------

Subtotal                                           27,537,985       22,527,242
Accumulated depreciation                           (9,291,128)      (4,596,599)
                                                   ----------       ----------
Property and equipment, net                       $18,246,857      $17,930,643
                                                  -----------      -----------


5.    DEBT

The Company's debt consists of the following at December 31:

                                                      2002             2001
                                                      ----             ----
12 1/4% Senior Secured Notes due July 1,
   2006, net of discount of $506,845 and
   $615,518,  respectively,  secured  by
   assets of the Diamond Jo.                       $70,493,155     $70,384,482

Line of  Credit  with  Foothill  Capital
   Corporation, interest rate at greater
   of  LIBOR  +  3%  or  Prime  +  .75%,
   however,   at  no  time   shall   the
   interest  rate be  lower  than  8.5%,
   principal  payments  of  $50,000  due
   monthly    beginning   October   2002
   through February 2005, maturing March
   12,  2005,  secured  by assets of the
   Diamond Jo.                                     11,850,000

Term   loan   with   Foothill    Capital
   Corporation,   interest  at  Prime  +
   3.75%,  however, at no time shall the
   interest  rate  be  lower  than  7.5%
   (current rate of 8.0%),  maturing the
   earlier  of (a) June 30,  2003 or (b)
   the date on which OED consummates its
   financing  of  the  racino   project,
   secured  by  substantially   all  the
   assets of OED.                                   8,300,000

Note  payable  to PGP,  issued  by OEDA,
   interest rate of 7% until January 31,
   2003,  thereafter  8% until  February
   28, 2003,  thereafter  9% until March
   31, 2003,  thereafter  the greater of
   12% or the  fixed  rate on the  notes
   expected  to be issued to finance the
   racino project,  maturing on June 30,
   2003.                                            7,325,000

Note payable to WET2,  interest  rate of
   7% until March 31,  2003,  thereafter
   the  greater of 12% or the fixed rate
   on the notes expected to be issued to
   finance the racino project,  maturing
   on June 30, 2003.                                4,500,000
                                                  -----------      -----------
Total debt                                        102,468,155       70,384,482

Less current portion                              (20,725,000)
                                                  -----------      -----------
Total long term debt                              $81,743,155      $70,384,482
                                                  ===========      ===========

On July 15, 1999, the Company completed the private placement of $71 million aggregate principal amount of Peninsula Notes. The Peninsula Notes bear interest at a rate of 12 1/4% per year which is payable semi-annually on January 1 and July 1 of each year. The Peninsula Notes are secured by all of our current and future tangible and intangible assets (with the exception of certain excluded assets). The Peninsula Notes, which mature on July 1, 2006, are redeemable at the Company's option, in whole or in part at any time or from time to time, on and after July 1, 2003 at certain specified redemption prices set forth in the indenture governing the Peninsula Notes. The indenture governing the Peninsula Notes contains a number of restrictive covenants and agreements, including covenants that limit the Company's ability to, among other things: (1) incur more debt; (2) pay dividends, redeem stock or make other distributions; (3) issue stock of subsidiaries; (4) make investments; (5) create liens; (6) enter into transactions with affiliates; (7) merge or consolidate; and (8) transfer or sell assets. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding Peninsula Notes may declare all unpaid principal and accrued interest on all of the Peninsula Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of Peninsula Notes will have the right to require the Company to purchase all or a portion of such holder's Peninsula Notes pursuant to the offer described in the indenture at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The Company's Line of Credit and Term Loan agreements contain, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and the maintenance of certain financial ratios that limit our ability to make distributions and incur debt. At December 31, 2002 and 2001, the Company was in compliance with all such covenants.

As further described in Note 17, our obligations under the Term Loan, the PGP Note and the WET2 Note were repaid in February 2003.

6.    CAPITAL LEASE OBLIGATION

Capital lease obligations at December 31 are as follows:

                                            2002            2001
                                         ----------     ----------
    Liability under capital leases       $  475,781     $  475,781
    Less current portion                                 (113,552)
                                         ----------     ----------
                                         $  475,781     $  362,229
                                         ==========     ==========

      * On September 6, 2002, the Company entered into a purchase and license agreement (the "CDS Agreement") with Casino Data Systems ("CDS"). The CDS Agreement contains various requirements including upgrades to Diamond Jo's current slot information system, installation of the CDS slot information system as part of the racino project and equipment purchases. If and when such requirements are met, CDS agrees to waive any claimed liability or responsibility of the Company for payment of the outstanding capital lease liability of $475,781. The Company has not met all of the requirements included in the CDS Agreement as of December 31, 2002 and does not expect such requirements to be met within the next twelve months.

7.    LITIGATION SETTLEMENT

On November 8, 1994, the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. ("LHBPA") filed a lawsuit against all licensed horse racetracks in the State of Louisiana. The lawsuit alleged that LHBPA did not receive the appropriate share of net revenues from video poker devices located at licensed horse racetracks. In February 2003, OED entered into a settlement agreement with LHBPA for $1.6 million. The terms of the settlement agreement requires OED to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments due in March 2004 through 2006.

In accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies", the Company recorded an expense and related accrual of $1.6 million in the financial statements as of December 31, 2002. Of the total $1.6 million accrual, $0.4 million has been included in "Accrued expenses" in the "Current Liabilities" section with the remaining $1.2 million recorded under "Litigation settlement" in the "Long-term liabilities" section of the Consolidated Balance Sheet.

8.    EMPLOYEE BENEFIT PLAN

The Company started a qualified defined contribution plan under section 401(k) of the Internal Revenue Code during December 1999 at the Diamond Jo and a separate plan during June 2002 at the Evangeline Downs. Under the plan, eligible employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plan at the Diamond Jo were $216,529, $227,596 and $212,766 in 2002, 2001 and 2000, respectively, and
$10,822 during 2002 at Evangeline Downs.

9.    LEASING ARRANGEMENTS

Ground Lease - Lafayette - The Company currently leases the land on which the OED racetrack is located. The ground lease annual rental is $0 per year and the lease term expires on the earlier of December 31, 2004 or the first day the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana.

New Iberia - The Company is under a twelve-month lease which runs from September 1, 2002 through August 31, 2003 with lease payments of $5,000 due each month, after which the lease will revert to a month-to-month contract for $5,000 per month to lease the New Iberia off-track betting parlor. The lease requires payment of property taxes, maintenance and insurance on the property. During the period February 15, 2002 (date of acquisition) to December 31, 2002, OED paid $52,321 in rent for the New Iberia off-track betting parlor.

Pari-Mutuel Processing Equipment - OED entered into a five-year lease agreement commencing on February 15, 2001 for computerized pari-mutuel central processing equipment, terminals and certain associated equipment at OED. Additionally, the lease agreement provides the Company with pari-mutuel services whereby the leased equipment automatically registers and totals the amounts wagered on the races held at the race track or simulcast to it and to its respective off-track wagering parlors, and displays the win pool odds, payoffs, and other pertinent horse racing information needed to operate live meet horse racing and off-track betting. The Company pays 0.43% of the handle for the services provided during both live meet racing days and off-track betting racing days. The charges are subject to a minimum of $1,950 per live meet race day and $1,150 per off-track betting race day. Additionally, if a race day is not completed, the Company must pay 50% of the minimum if less than four races are declared official and 100% of the minimum if four or more races are declared official. In a typical year, the Company has 87 live meet racing days and 223 off-track betting days. OED paid $378,204 during the period February 15, 2002 (date of acquisition) to December 31, 2002 related to the pari-mutuel processing equipment lease.

The total minimum rental payments for the lease mentioned in the preceding paragraph assuming the Company has 87 live meet racing days and 223 off-track betting days for each of the years ended December 31 are summarized as follows:

        2003                                      426,100
        2004                                      426,100
        2005                                      426,100
                                                  -------
                                               $  1,278,300
                                               ============

The Company leases various other equipment under noncancelable operating leases. The leases require fixed monthly payments to be made ranging from $60 to $2,800 and certain other gaming machines and tables require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates through 2007. Rent expense in 2002, 2001 and 2000 were $1,236,088, $1,348,670 and $873,949, respectively.

The future minimum rental payments required under these leases for the years ended December 31 are summarized as follows:

        2003                                        21,415
        2004                                         4,085
        2005                                         3,625
        2006                                         3,121
        2007                                         3,121
                                                 ---------
                                                 $  35,367
                                                 =========

10.   COMMITMENTS AND CONTINGENCIES

On June 21, 2002, PGP filed a complaint with the United States District Court in the Western District of Louisiana (the "Trotter Complaint") alleging breach of contract by WET2LLC for failing to honor its previous agreement to, among other things, enter into a management services agreement with the Company for the management of the existing OED horse racetrack and the development and management of the racino project. However, in connection with the consummation of the Trotter Purchase (as discussed in Note 2 above), the Trotter Complaint was dismissed.

In October 2002, the Company entered into a charitable giving agreement with an Iowa non-for-profit organization in which the Company has agreed, subject to certain contingencies, to give such organization a total contribution of $450,000. The agreement calls for a payment of $50,000 upon the signing of the agreement and $50,000 on March 1 of each of the next seven years beginning on March 1, 2003. The first two payments were made by the Company in October 2002 and March 2003, respectively.

Under the Company's and PGP's operating agreements, the Company and PGP have agreed, subject to few exceptions, to indemnify and hold harmless our members, PGP and PGP members, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of the Company or PGP, as the case may be.

We are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

11.   PREFERRED MEMBERS' INTEREST--REDEEMABLE

On July 15, 1999, the Company authorized and issued $7.0 million of preferred membership units. The holders of all of the Company's preferred membership interests are entitled to receive, subject to certain restrictions contained in the indenture governing the Notes, out of funds legally available therefor, cumulative preferred distributions payable semiannually at an annual rate of 9% of the original face amount thereof. Other than certain limited consent rights and as required by law, holders of the Company's preferred membership interests have no voting rights.

The Company redeemed $3.0 million in original face amount of its preferred membership interests on January 19, 2001 at a redemption price of $3.0 million, plus a portion of accrued and unpaid interest thereon of $170,000, the balance of which, in an amount equal to $145,000 plus accrued interest on such amount (the "Accrued Preferred Distribution"), has agreed to be paid by the Company at such time that such payment is permitted to be made pursuant to the Company's existing financing arrangements, but in no event later than January 15, 2003. The Accrued Preferred Distribution totaling $171,100 was paid on January 15, 2003. The balance of preferred membership interests not redeemed by the Company must be redeemed by the Company 90 days after the seventh anniversary of the closing date of the acquisition at a redemption price of $4.0 million, plus any accrued and unpaid preferred distributions through the date of redemption. Distributions for the years ended December 31, 2002, 2001 and 2000 (other than the Accrued Preferred Distribution) were $373,050, $386,174 and $630,000, respectively.

12.   MEMBERS' EQUITY

On July 15, 1999, the Company authorized and issued $9.0 million of common membership units. PGP, as the holder of all of the Company's issued and outstanding common membership interests, is entitled to vote on all matters to be voted on by holders of common membership interests of the Company and, subject to certain limitations contained in the Company's operating agreement and the indenture governing the Peninsula Notes, is entitled to dividends and other distributions if, as and when declared by the Company's managers out of funds legally available therefor.

13. DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (the "Association"), a qualified sponsoring organization, presently holds a license to conduct gambling games under Chapter 99F and other Iowa statutes. The Association owns Dubuque Greyhound Park, a traditional greyhound racetrack with 600 slot machines and amenities including a gift shop, restaurant and clubhouse. The Company entered into a contract (the "Operating Agreement") with the Association relating to the operation of an excursion gambling riverboat for excursion seasons through December 31, 2008, under gambling licenses held jointly. Under the terms of the Operating Agreement, subject to certain conditions, the Association shall receive the greater of the Association's gaming revenues from the greyhound park for the period, or a percentage of the total combined gaming revenues of the Association from the greyhound park and the Company as follows:

      o     32% of the first $30,000,000 of total combined gaming revenues, plus

      o 8% of the total combined gaming revenues over $30,000,000, but less than $42,000,000, plus

      o 8% of total combined gaming revenues between $42,000,000 and $46,000,000 during any period for which no excursion boat gambling or land based gambling operation is carried on from a Wisconsin or Illinois gambling operation in Grant County, Wisconsin, or Joe Davies County, Illinois.

Gaming revenues under this contract means adjusted gross receipts, less gaming taxes.

The Association's gaming revenues from the greyhound park in 2002, 2001 and 2000 were $30,041,841, $27,108,884 and $25,912,357, respectively, which are higher than the previously described thresholds, therefore, no payments have been made to the Association in 2002, 2001 and 2000 under the Operating Agreement.

Commencing April 1, 2000, the Company had been obligated to pay, and has paid, the Association the sum of $.50 for each patron admitted on the boat, which, based upon recent annual attendance, approximates $500,000 annually. During 2002, 2001 and 2000, these payments approximated $495,000, $503,000 and $405,000, respectively.

In the event the Company elects to sell or lease the excursion gambling boat, its furnishings and gambling equipment and/or its interest in any ticket sale facility or other buildings located in the Dubuque Ice Harbor used in connection with the operation of an excursion gambling boat to a third party that does not agree to operate these assets subject to the terms and conditions of the Operating Agreement, and obtains an acceptable offer from such third party for the purchase or lease thereof, the Association shall have the option to purchase or lease these assets on the same terms as those offered by such third party.

14.   TRANSACTIONS WITH RELATED PARTIES

During the period February 15, 2002 through December 31, 2002, OED paid principal of $18,379 and interest of $297,536 to WET2 related to WET2's 50% interest in the Old OED Notes. WET2, through its affiliate WET2LLC, owned 50% of the membership interests of OED until August 30, 2002.

During 2002 and 2001, the Company paid $1,260,012 and $1,760,908, respectively, to PGP primarily in respect of (i) certain consulting and financial advisory services, (ii) board fees and expenses paid to the members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses of PGP. Additionally, in 2001 OEDA paid $523,826 to PGP for the assignment of a purchase agreement to purchase OED.

During 2000, expenses related to interim management consulting services of approximately $37,500 were paid to an affiliate of a board member of the Company following the resignation in the previous year of the Company's former Chief Operating Officer. In addition, the Company paid approximately $1,917,551 during such period to PGP primarily in respect of (i) certain consulting and financial advisory services, (ii) board fees and expenses paid to the members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses of PGP.

15.   SEGMENT INFORMATION

Pursuant to the provisions of SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", the Company has determined that, in connection with the acquisition of OED, the Company currently operates two reportable segments: (1) Iowa operations, which comprise the Diamond Jo riverboat casino in Dubuque, IA; and (2) Louisiana operations, which comprise the racetrack and OTB's operated by OED in Lafayette, LA.

The accounting policies for each segment are the same as those described in footnote 3 above. The Company and the gaming industry use earnings before interest, taxes, depreciation and amortization ("EBITDA") as a means to evaluate performance. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America).

The table below presents information about reported segments as of and for the years ended (in thousands):

                                                Net Revenues
                                                ------------
                                              2002         2001
                                              ----         ----
Diamond Jo (1)                           $  48,598    $  48,117
OED (2)                                     11,359
                                         ---------    ---------
Total                                    $  59,957    $  48,117
                                         =========    =========

                                                  EBITDA (3)
                                              2002         2001
                                              ----         ----
Diamond Jo (1)                           $  15,782    $  15,776
OED (2)                                      1,262
                                         ---------    ---------
Total EBITDA                                17,044       15,776
Diamond Jo:
   Referendum expense                         (771)
   Depreciation and amortization            (2,767)      (3,963)
   Interest expense, net                   (10,466)      (9,457)
   Loss on sale of assets                       (8)        (151)
   Preferred member distributions             (373)        (386)
OED:
   Litigation settlement                    (1,600)
   Depreciation and amortization              (184)
   Interest expense, net                    (1,375)
   Minority interests                         (232)
                                         ---------    ---------
Net income to common members' interest   $    (732)   $   1,819
                                         =========    =========

                                                Total Assets
                                                ------------
                                              2002         2001
                                              ----         ----
Diamond Jo                               $  83,706    $  84,374
OED                                         42,742
                                         ---------    ---------
Total                                    $ 126,448    $  84,374
                                         =========    =========

       (1)  Reflects   results  of   operations  of  the  Diamond  Jo  excluding
            referendum and litigation settlement expenses for the years ended December 31, 2002 and 2001.

       (2) Reflects results of operations of OED for the period February 15, 2002 (date of acquisition) to December 31, 2002.

       (3) EBITDA is defined as income from operations plus depreciation and amortization referendum related expenses (see Note 3 for discussion on referendum expense) and litigation settlement (see Note 7 for discussion on litigation settlement).

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                        2002 Quarters Ended
                                      (Dollars in Thousands)

                               March 31    June 30   September 30   December 31
                              ----------  ---------  ------------   ------------
Net revenues                   $ 12,794   $ 16,367    $ 16,437       $ 14,359
Income from Operations            2,949      3,923       4,201            650
Net income (loss)                   322      1,049       1,159         (2,657)
before preferred member
  distributions and minority
  interest
Net  income  (loss)            $    194   $    795   $  1,029   $ (2,750)(1)
________________

(1) An increase in net loss in the fourth quarter 2002 compared to 2001 is due to (a) net loss at OED of $2.0 million, including the litigation settlement of $1.6 million as described in Note 7 and excluding intercompany charges, and (b) referendum expenses of $0.6 million related to the Diamond Jo's referendum requirement as described in Note 3.

                                       2001 Quarters Ended
                                      (Dollars in Thousands)

Net revenues               $ 11,257   $ 11,998   $ 13,003   $ 11,859
Income from Operations        2,719      2,924      3,793      2,377
Net income (loss) before        393        488      1,376        (51)
   preferred member
   distributions
Net income (loss)          $    289   $    393   $  1,282   $   (145)


17. SUBSEQUENT EVENTS

On February 26, 2003, OED completed a private placement of $123.2 million aggregate principal amount of Series A 13% Senior Secured Notes due 2010 with Contingent Interest in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder (hereinafter referred to as the "OED Notes"). Interest on the OED Notes is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2003. Contingent interest is payable after the casino portion of the racino begins operating on the terms set forth in the indenture governing the OED Notes.

OED used the net proceeds from the sale of the OED Notes to (a) repay the then existing indebtedness under the Term Loan, the PGP Note and the WET2 Note, (b) fund (together with cash from operations and other available financing) the design, construction, development, equipping and opening costs of the racino, and (c) fund the first three payments of fixed interest on the OED Notes. OED deposited the net proceeds from the offering of the OED Notes, after repaying existing indebtedness, into construction disbursement, interest reserve and completion reserve accounts, from which funds will be periodically withdrawn. These accounts are pledged as security for the OED Notes.

As noted in Note 7, in February 2003, OED entered into a settlement agreement with LHPBA for a total settlement of $1.6 million. The settlement will be paid by OED in four annual payments of $400,000. The first payment was made on March 7, 2003.

                                    * * * * *

                                                                     SCHEDULE II


                          PENINSULA GAMING COMPANY, LLC
                        VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)


                                       Balance at  Charged to                   Balance at
                                        Beginning  Costs and                      End of
Description                              of Year    Expenses    Deductions (a)     Year
-----------                              -------    --------    --------------     ----
Year ended December 31, 2002:
   Allowance for doubtful accounts.....   $  57      $ 139        $  (150)        $  46
Year ended December 31, 2001:
   Allowance for doubtful accounts.....      43        152           (138)           57
Year ended December 31, 2000:
   Allowance for doubtful accounts.....      55        108           (120)           43

______________
(a) Amounts written off.